Form 10-K
period 2011-12-31
Emrise CORP
filed 2012-03-30
CIK 854852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates, computed by reference to the $0.78 closing sale price of such stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,321,000.  The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of March 21, 2012, was 10,683,000.

DOCUMENTS INCORORATED BY REFERENCE

None

EMRISE CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (the "Report"), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, as amended.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; our ability to sell assets, pay down debt and increase our per share common stock price; our ability to identify and consummate (a) acquisitions and integrate their operations successfully and (b) dispositions, both on terms favorable to us; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.

Item 1.                       Business.

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets electronic devices, sub-systems and equipment for aerospace, defense, industrial and communications markets.  Our products perform key functions such as power supply and power conversion; radio frequency ("RF") and microwave signal conditioning; and network access and timing and synchronization of communications networks.  We conduct our business through two operating segments: electronic devices and communications equipment.  Our two electronic devices segment business units, XCEL Power Systems Ltd. ("XPS") and Pascall Electronics Limited ("PEL"), are located in England.  Our two communications equipment business units, CXR Larus Corporation ("CXR Larus") and CXR Anderson-Jacobson ("CXR AJ"), are located in the United States and France, respectively.  During 2011, our electronic devices segment contributed approximately 66% of overall net sales, while the communications segment contributed approximately 34% of overall net sales. EMRISE serves the worldwide base of customers it has built, primarily in North America, Europe, North Africa and Asia.

Electronic Devices

Within our electronic devices segment, we produce a range of power systems, RF and microwave devices, and sub-system assemblies.  The following is a description of the major product categories within this segment:

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

•
 Sub-system Assemblies.  Our sub-system assemblies product category consists of assemblies that incorporate our own products from the other two categories combined with third-party equipment and devices into a completed unit.

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

The electronic device market we serve is comprised predominantly of military and commercial aerospace applications.  Large military programs, such as the Eurofighter Typhoon aircraft and other land and seaborne military platforms, are high revenue generating opportunities, but are few in number and often more likely to be affected by budgetary constraints.  As a result, we also focus on multiple smaller defensive aids and force protection projects in the 4C market (command, control, communication and computers) and commercial aerospace opportunities.

Communications Equipment

Within our communications equipment segment, we produce a range of network access products and network timing and synchronization products for public and private communications networks.  The following is a description of the major product categories within this segment:

•
Network Access.  Our network access product category is comprised of a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless networks, to industry standards as required by our customers.  We provide a combination of proprietary products and third party products to meet customer requirements.  Products are targeted to key markets such as the military, utilities and other private networks, government administration, point of sale and public communications service providers primarily in Europe, North Africa and, more recently, in the United States.

•
Timing and Synchronization. Our timing and synchronization product category is comprised of a range of timing products primarily for the outer edges of service provider networks, which we refer to as an “Edge Network.”  Products are targeted to key markets such as telephone companies, cable carriers, government administration, utility companies, and other defense and homeland security related applications primarily in the United States, but also, to a lesser extent, in Europe.

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

Strategy and Business Developments

Throughout 2011, we consistently improved, year-over-year, on our net losses ending the year with a profitable fourth quarter. While the fourth quarter profit was not sufficient to absorb the losses for the previous quarters, we believe it clearly reflected the success of our focus on our core business throughout 2011.

At the end of 2010 and throughout 2011, we obtained subsidiary level financing for working capital; renewed our focus on our existing operations and developed a plan for growth for those operations; and reorganized the finance and accounting department to more effectively utilize its resources.  These steps, coupled with the significant reduction in debt service requirements, helped us achieve substantial improvement in our results of operations.

Our 2011 results reflected significant improvement in our core business performance. We continue to maintain a strong backlog and have identified additional areas for growth. Despite the unexpected cancellation of a large order totaling approximately $1.2 million during the second quarter of 2011, and as a result of the effective actions taken at each of our operating units to help minimize the impact of this loss of revenue, we were successfully able to report a significant loss reduction in the third quarter and a profit in the fourth quarter of 2011. We are optimistic about our future, but know that planned growth is not without its challenges. While there will be variability from quarter to quarter, we expect to achieve profitability in 2012, despite an anticipated loss in the first quarter, as a result of planned shipments from our existing book of orders in our electronic devices segment and continued sales efforts of our network access products in our communications equipment segment.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial instruments.  During 2011, our top five electronics devices customers in terms of revenues were Rockwell Collins, EMS Technologies, Panasonic Avionics, BAE and Axis Electronics.  We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers.  During 2011, our top five communications equipment customers, including distributors, in terms of revenues, were Algerie Telecom, Power & Telephone, Cherry & White, Aviat U.S. and Motorola.

We have a diversified customer base for both our electronic device products and our communications equipment products.  During 2011 and 2010, no customer accounted for 10% or more of our total net sales.

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

Our electronic devices products are sold through a combination of direct sales and independent representatives.  We sell our electronic devices primarily to OEMs and system integrators in the military and commercial aerospace and industrial electronics industries.  We typically have long-term relationships with our customers within our electronic devices segment and projects and programs in this segment often span multiple years, with military programs sometimes in excess of five years.  We obtain revenues through long-term purchase orders and repeat business from our existing customers, by marketing subsystem assemblies that incorporate our own and third party equipment and devices to our existing customers, and by entering new product markets, such as the IFE&C market and new geographic markets.

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

Our communications equipment is sold primarily through a combination of our local in-house sales force, independent representatives, and third-party distributors.  We sell our communications equipment primarily to private network operators and to large communication service providers as well as resellers and value added resellers and, in Europe, to military customers.  Communications service providers generally commit significant resources to an evaluation of our products and our competitors’ products and require each vendor to expend substantial time, effort and money educating them about the value of our solutions and, in many cases, to qualify products for their networks.  Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final approval by an executive officer or other senior level employee.  The result is lengthy sales and approval cycles, which make sales forecasting difficult.  In addition, even after a customer has approved our product for purchase, future purchases are uncertain because while we generally enter into long-term supply agreements with our customers, these agreements do not require specific levels of purchases.

Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products to be delayed or foregone.  As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to 12 months or more.  In addition, we have some distribution channels that generally are box-stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis.  We perform periodic product applications training for our distributor and reseller workforce and we funnel many of the leads we generate to the distribution channels for their follow-up and closure.

Competition

We believe that our competitive advantage is founded on the application of leading edge technology, the quality of our products, our ability to quickly address and adapt to individual customer requirements and to the overall marketplace, the strength of our distribution channels, and our compliance with government and industry standards.

The electronic devices market is highly fragmented and competitive and is comprised of a diverse group of OEMs.  Nonetheless, we believe that our many years serving this market and significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors.  This is particularly true in the military and defense markets that have high barriers to entry after a product has been qualified.  Competition for development programs includes multinational and local engineering and manufacturing companies including customer in-house capabilities.  Competitors in this segment include Herley, Aeroflex, Cobham, Vicor, ITT and Martek, among others.  Our RF devices and power supplies are similarly positioned in the IFE&C markets.  Significant competitors in this market include Panasonic, Rockwell Collins and Thales, all of whom are also our customers.

The communications equipment market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments.  Our principal competitors within this segment include Symmetricom, Frequency Electronics Inc. and Oscilloquartz for timing and synchronization products and RAD, Zhone/Paradyne, Adtran and Patton Electronics Corporation, among others, for other network access products.  The design of many of our network access products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access sites on both the enterprise-wide and single location level.  We believe that this design flexibility gives us a competitive advantage by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

Most of our competitors have greater sales, marketing, technological, research and financial resources than we do.  Our competitors’ advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy customer needs.

Backlog

For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future.  Our “backlog” represents these orders and provides a partial view into potential shipments and revenues. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or work is currently in progress. At December 31, 2011, our backlog from continuing operations of firm, unshipped orders was approximately $25.5 million compared to $27.1 million a year ago.  Our electronic devices business represented approximately 90% of the backlog.  The electronic devices business has long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 10% of the backlog is represented by our communications equipment business.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.  At March 26, 2012, our backlog from continuing operations was approximately $26.5 million, compared to $29.7 million at March 22, 2011.

Warranties

Generally, our products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, we provide a two-year limited parts and labor warranty.  We offer extended parts and labor warranties beyond the standard one or two year warranty, as may be applicable, for an additional cost to our customers.  Products returned under warranty typically are tested and repaired or replaced at our option.  Historically, we have not experienced significant warranty costs or returns.  However, it is possible that disputes over specifications, materials or workmanship could arise in the future.

Product Development and Engineering

We are making investments in product development and engineering which are designed to increase our range of product offerings to our customers, stay current with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders.  In previous years, our product development and engineering activities focused on product development for network access, timing and synchronization products, RF frequency control products and power conversion devices.  We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency.

Manufacturing, Assembly and Quality Assurance

Our communications equipment, including network access products and communication timing and synchronization products, generally are assembled from outsourced sub-assemblies, with final assembly, configuration and quality testing typically performed in house.  We believe that outsourcing certain aspects of manufacturing, especially full assemblies, lowers our manufacturing costs, in particular our components and labor costs, provides us with more flexibility to scale our operations to meet changing demand, and allows us to focus our engineering resources on new product development and product enhancements.

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume.  We maintain broad mechanical and electronic assembly capabilities such as machining, surface mount technology, through hole assembly, cable harness assembly and general assembly, all of which are primarily utilized to maintain our flexibility to produce small volume batch products and quick turnaround prototypes.  Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders are outsourced.  Although many of our electronic devices incorporate our standard techniques and intellectual property, most of our products are nevertheless built to meet customer specifications.  This approach of incorporating proprietary standard modular designs into custom products allows us to reduce lead time to delivery and minimize material inventory.  Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 12 and 50 weeks.  The lead-time is predominantly to source electronic component piece parts.  Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

We operate four manufacturing and assembly facilities worldwide.  All of these operations are certified as ISO 9001 compliant.

The purchased components we use to build our products are generally available from a number of suppliers.  As a result of the global economic situation, many suppliers have reduced their inventory levels, requiring longer lead times to obtain raw materials and complete existing orders.  We rely on a number of limited or sole source suppliers for certain specific components and parts.  We do not have long-term supply agreements with these vendors.  In general, we make advance purchases of some critical components to ensure an adequate supply, particularly for components that have long lead-times, sometimes of up to 50 weeks.  If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

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

We may receive, in the future, notices from holders of patents that raise issues as to possible infringement by our products.  Questions of infringement and the validity of patents in the fields of electronic devices, communications and information technology involve highly technical and subjective analyses.  These types of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.  At this time, we are not aware of any infringement notices.

Government Regulation and Industry Standards and Protocols

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed.  In the United States, our products must comply with various regulations defined by the U.S. Federal Communications Commission, ("FCC") and Underwriters Laboratories, as well as industry standards such as the Network Electronic Build Standards, ("NEBs") established by Telcordia Technologies, Inc., formerly Bellcore, and those developed by the American National Standards Institute.  Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute and telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union.  Any failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products.  Our products for the military markets are typically type tested and require the production of a first article and other prototypes, which are subject to testing to meet specific customer and government regulations governing operating environment, performance and operational capability.

Our facilities and product lines are subject to statutes governing safety and environmental protection.  We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material effect on our business or financial condition.

Many of our military related products are subject to national or international trade import and/or export restrictions. We are subject to the International Traffic in Arms Regulations ("ITAR") and similar protocols in Europe.  In many cases, we are also required to obtain export and/or “end-use” permits when we are asked by our customers to ship certain products outside our native countries where the products are manufactured.  We maintain and operate the appropriate controls and security as required for the commercial and military work that we undertake.  For example, we must certify certain facilities to specific defense requirements which are subject to regular audit and includes access control and restrictions to personnel.  We believe that we are in substantial compliance with all of these statutes and regulations.

Seasonality

There are no significant seasonal aspects to our business, except that purchases of our communications equipment by public communications carriers tend to be higher than average at the end of the year and lower than average during the first quarter of each year because their capital equipment budgets typically are not approved until late in the first quarter.  Furthermore, shipments within our electronic devices segment can vary significantly quarter to quarter due to variances in the nature and timing of customer orders, especially as they relate to high-volume, long term production contracts.   The timing of such contracts can dramatically affect the volume of shipments and our profitability from one quarter to the next or even from year to year.

Employees

As of March 21, 2012, we employed approximately 213 individuals, of which 204 were full time, in our various divisions and subsidiaries.  None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities.  We believe that our relationship with our employees is good.

Corporate Information and Securities Filings

EMRISE is a Delaware corporation that was formed in 1989.  Our principal executive offices are located at 2530 Meridian Parkway, Durham, NC 27713.  Our internet website address is www.emrise.com.  We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report.  The public may read and copy any materials that we file with the United States Securities and Exchange Commission (the “SEC”) at the

SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov).  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

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

We incurred a $2.0 million loss from continuing operations for 2011 and a $5.9 million loss from continuing operations for 2010.  We expect to rely on cash on hand, cash generated from our operations and existing financing arrangements to fund the cash requirements of our business.  If our losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from investing in and expanding our business.  We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future.  If we do not achieve, sustain or increase profitability, our stock price may decline.

Our growth strategy includes organic growth of sales and revenues, which may not result in increased revenues or profitability and may deplete cash reserves without return on investment.

We intend to grow our business organically by making up-front investments in engineering and inventory in strategic technologies and products, focusing on sales to further increase our backlog and revenues, and ramping up manufacturing to meet the increased demand of our backlog and other sales.  We may encounter difficulties caused by a number of factors
, some of which are out of our control, including operational or personnel issues; delays in obtaining (or failure to obtain) needed parts, supplies, or third-party technology; global recession concerns; access to credit by our customers, our suppliers, or ourselves;and our competitors may be more successful than we technologically or in sales efforts. We are using cash reserves to make up-front investments in engineering and inventory.  We may use such investment on the wrong technologies or products or the investment may not yield improved products and sales as anticipated.  Our competition may make similar investments with greater success.  If we fail to develop significant sales of products based on this investment or otherwise, it will negatively impact our business, our ability to become profitable, and results of operations.  We would also expect such failure to cause fluctuations or decreases in our common stock price.

Because of our currently low common stock price, we could be a target for a buyer or subject to a hostile takeover at a depressed value.

Because of the Company’s current common stock price, aggregate market capitalization and potential market value of its assets, and its annual revenue, the Company may be an attractive target to a buyer or subject to a hostile takeover at a depressed value.  Such price could be at a premium to the market price at the time of the transaction and still be significantly below the purchase price paid by most stockholders.  Although the Company has certain anti-takeover measures in place, the Company does not have a shareholder rights plan, commonly known as a poison pill, in place.  The lack of this particular anti-takeover measure could make a change in control of our Company easier to accomplish.  If a takeover attempt occurred, it might cause distractions for our management and our Board and might otherwise prevent us from executing on our strategic plans, preserving the value of the Company for creditors and stockholders and growing the Company.  In addition, a successful takeover attempt might result in a change of the Company’s management and directors.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board and Chief Executive Officer, and Graham Jefferies, our President and Chief Operating

Officer.  Mr. Oliva co-founded Emrise Electronics Corporation ("EEC") and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies.  Mr. Jefferies is a long-ti me employee of EMRISE who we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations.  The loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could adversely affect us.  Although we have entered into employment or severance agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals.  We maintain key-man life insurance on Messrs. Oliva and Jefferies.  However, this insurance covers termination due to death and not due to any other potential reasons for their employment termination.  Even if this insurance can be continued in full effect and a claim paid, the coverage may not be sufficient to compensate us for the loss of the services of Messrs. Oliva or Jefferies.

The global financial crisis and global economic recession:

•	has had and may continue to have significant negative effects on our customers and our suppliers;

•	has had and may continue to have significant negative effects on our access to credit and our ability to raise capital;

•	may prevent us from accurately forecasting demand for our product;

•	may increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable; or

•	may increase the risk that we cannot sell inventory that is on hand, resulting in excess inventory levels;

and may therefore negatively affect our business, market share, results of operations, and financial condition.

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

As of December 31, 2011, we had $25.5 million in backlog orders for our products, which represents over 70% of our 2011 annual revenues.  Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order.  We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner.  We may not ultimately recognize as revenue the amounts reflected as backlog.  Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds.  If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.  Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fail to translate into increased sales.

Our lack of long-term purchase orders or commitments may materially adversely affect our business.

During 2011, the sales of electronic devices accounted for approximately 66% of our total net sales, and the sales of communications equipment and related services accounted for approximately 34% of our total net sales.  In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them and can include long-term purchase orders or commitments.  Typically our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts.  Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

The sales cycles of many of our products are lengthy, exposing us to the risks of delays, foregone orders and fluctuations in operating results.

Sales of many of our products depend upon potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which require a significant amount of time.  As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to 12 months.  Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results.  Coupled with the lack of long-term purchase orders or commitments described above, our sales revenues can fluctuate from period to period and such unpredicability could negatively effect our stock price.

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

The cyclical nature of the communications equipment business due to the budgetary cycle of many of our key customers in this segment has had and will likely continue to have, for the foreseeable future, an effect on our quarterly operating results.  Companies that utilize our communication equipment generally obtain approval for their annual budgets during the first quarter of each calendar year.  If a company’s annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, then we are unable to sell products to the company during th

e period of the delay or shortfall.  In addition, these budgets historically tend to vary significantly year by year, depending on a variety of factors, including overall economic conditions.  A significant reduction in any one customer’s or group of customer’s budgets could reduce our overall sales, profits and cash flows in the future.

Sales of our electronic devices are often made in conjunction with large military or commercial aerospace contracts.  The timing of required deliveries under these contracts can be delayed based on issues related to the overall contract, which can cause delays in our shipment schedules, revenue recognition, profits and cash flows.  In periods between completion of one long term contract and commencement of sales under a new contract, our revenues could be reduced.  The impact of these periods between contracts can last for months, quarters or, occasionally, years.

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

Most of our competitors have greater resources than we do.  If we are unable to keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries, we may not be able to compete successfully with them and thereby possibly causing our stock price to decline.

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

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification (the “Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually at year end. As part of our 2011 and 2010 annual test for impairment to goodwill and other intangible assets, we noted no events of impairment.  Any future impairment, could negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

We are exposed to various legal, business, political and economic risks associated with our international operations, which could negatively affect our business. These risks may be magnified due to the sales of assets in the United States in 2010.

We undertake various sales and marketing activities through our facilities in England and France.  Sales by these fo reign business units accounted for 90.8% and 81.2% of our net sales in 2011 and 2010, respectively.  International operations are subject to many other inherent risks, including but not limited to:

•	fluctuations in currency exchange rates;

•
import and export license requirements and restrictions of the U.S. and each other country in which we operate;exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	repatriation of profits;

•	the imposition or changes to regulations, governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	changes in taxation and tariffs; and

•	the reliance of the U.S. business on foreign governments.

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

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed.  Our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, the American National Standards Institute, among others, as well as industry standards such as those established by Telcordia Technologies, Inc. (communications), Federal Aviation Authority (aerospace) and The Boeing Company, among others.  Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, Airbus and various civil aviation authorities, among others.  Our products for the military markets are typically tested and require the production of a first article and other prototypes, which are subject to testing to meet specific customer and government regulations. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to manufacture and/or sell our products in the future and/or may result in significant warranty liability for noncompliance on existing products.

Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements.  As a result, exchange rate fluctuations have historically and may in the future materially adversely affect our reported results of operations.  These risks may be magnified due to the sales of assets in the United States in 2010.

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency.  In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period.  Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements.  Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 90.8% and 81.2% of our net sales for 2011 and 2010, respectively.  We have at times used derivatives to manage foreign currency rate risk for certain sales shipped from England.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a $332,000 loss for 2011 and a $21,000 gain for 2010.

Because we believe that proprietary rights are material to our success, misappropriation of these rights could materially adversely affect our financial condition.

Our future success is highly dependent on proprietary technology, particularly in our communications equipment business.  However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights in this area.  Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees; the frequency of our product enhancements; the effectiveness of our marketing activities; and the timeliness and quality of our support services.  Consequently, we rely to a great extent on trade secret protection for much of our technology.  However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology, which can be difficult and expensive to monitor and enforce.  Our financial condition would be materially adversely affected if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

Breaches of data security could negatively impact our business.

Our products, services, and systems may affect critical third party operations. Breaches in security could expose the Company, our customers or others to risks of loss, resulting in litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Because we depend on computer and telecommunications systems we do not own or control, we are subject to adverse affects by potential third party operational system failures.

We have entered into agreements with third parties for hardware, software, telecommunications and database services in connection with the operation of our facilities. We have several licenses from third parties. We may be subject to disruptions of our operational systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and telecommunications outages). These third party systems and licenses on which we rely could also suffer operational system failure. Any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or our information systems could significantly disrupt our business operations and result in potential liability or reputational damage or otherwise have an adverse affect on our financial results.

We continue to have outstanding debt owed, some of which carries high interest rates, and some of which comes due within the next 12 months.

In August 2010, we significantly paid down the debt owed to our former principal lender, Private Equity Management Group ("PEM"), but still owe $1 million principal amount that matures on February 29, 2013.  The interest rate on this debt is 15.5% .  We also paid a significant amount of the debt owed in connection with our purchase of Advanced Control Components, Inc. ("ACC") to the former shareholders of ACC (the "Former Shareholders"), but we still owe $2.9 million in principal amount that matures on August 31, 2013.  We have an approximate aggregate amount of $6.6 million of credit available to us under three separate financing arrangements for our UK, French and U.S. operations.  The cost of carrying these debt amounts affects our profitability and will increase significantly if we do not pay the PEM portion of the debt by maturity.  If we are unable to grow the Company and become profitable so that we have available cash or additional assets and access to credit by the time the PEM and Former Shareholder debts come due, we may have to consider the future sale of assets or sell equity to raise the capital needed to pay these debts.

Risks Related to Our Common Stock

Our common stock price has been volatile, which has resulted in substantial losses for investors purchasing shares of our common stock and could result in further losses or litigation against the Company.

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2011, the high and low closing sale prices of a share of our common stock were $0.94 and $0.35, respectively.  Our stock price has exhibited volatility and may continue to do so in the future.  In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

•	our success or failure to execute on our business strategy;

•	whether the Company can become profitable and whether it can sustain profitability;

•	announcements of potential or consummated acquisition or merger transaction;

•	additions or departures of key personnel;

•	foreign currency translations gains or losses;

•	fluctuations in our quarterly or annual operating results and whether such results meet investor expectations;

•	changes in market valuations of similar companies and stock market price and volume fluctuations generally;

•	general global economic weakness;

•	economic conditions specific to the electronic devices or communications equipment industries;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

•	third parties’ infringement of our intellectual property rights, or our potential infringement of another party’s intellectual property rights;

•	changes in our pricing policies or the pricing policies of our competitors;

•	regulatory developments;

•	future sales of our common stock or other securities; and

•	perception and confidence of investors regarding future prospects for the Company.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 21, 2012, we had outstanding 10.7 million shares of common stock and outstanding options and warrants to purchase an aggregate of 0.5 million shares of common stock.  A substantial number of these shares are eligible for public resale.  Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                       Properties.

As of March 21, 2012, we leased or owned approximately 105,000 square feet of administrative, engineering, production, storage and shipping space.  All of this space was leased from third parties, other than our facility located in Abondant, France, which is owned by our CXR Anderson Jacobson subsidiary, which is part of the communications equipment segment.  The following table represents our leased properties as of March 21, 2012:

Approximate
Business Unit	Location	Segment	Use	Size

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	27,000 sq. feet

CXR Larus Corporation	San Jose, CA, U.S.	Communications Equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet

Pascall Electronics Limited	Ryde, Isle of Wight, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	35,000 sq. feet

We believe that these facilities are suitable for the purposes for which we use them.  We believe that we have sufficient facilities to conduct and grow our operations during 2012.  The majority of our facilities have warehouse space that can be converted to production areas in the event that expansion is necessary without purchasing or leasing of additional property.  However, we will continue to evaluate the purchase or lease of additional properties as our business requires.

Item 3.                       Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.                       Mine Safety Disclosures.

Not applicable.
PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

Our common stock is currently trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “EMRI” and has done so since February 7, 2011.  Our common stock previously traded on NYSE Arca since March 8, 2006, under the symbol “ERI.”  The table below shows, for each fiscal quarter presented, the high and low closing prices for shares of our common stock on the OTCBB for 2011 and NYSE Arca for all other periods.  The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2011
First	$0.94	$0.65
Second	$0.89	$0.65
Third	$0.85	$0.43
Fourth	$0.65	$0.35
Year ended December 31, 2010
First	$1.05	$0.56
Second	$1.10	$0.47
Third	$1.05	$0.47
Fourth	$1.09	$0.83

As of March 26, 2012, we had 10,683,337 shares of common stock outstanding held of record by approximately 396 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On March 26, 2012, the closing sale price of our common stock on the OTCBB was $0.60 per share.

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

Information regarding securities authorized for issuance under our existing equity compensation plans can be found in Part III, Item 12 herein.

Item 6.                       Selected Financial Data.

Not required.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Report. This Report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate, expenses we might incur and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include the risk factors described in detail in this Report and relate to or are qualified by other important factors, including, without limitation:

•	our ability to pay outstanding debt as it comes due;

•	our ability to maintain our cost management activities implemented over the past several months and to otherwise contain costs;

•	our ability to increase revenues through additional sales, customers, products and pricing;

•	our ability to reach sustained profitability;

•	our ability to continue to borrow funds under the financing arrangements currently in place (see “ —Liquidity and Capital Resources”) or to secure additional financing in the future;

•
exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation (see “— Foreign Currency Translation”);

•	the projected growth or contraction in the electronic devices and communications equipment markets in which we operate, including military and defense spending across the globe;

•	our strategies for expanding, maintaining or limiting our presence in these markets;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	our ability to secure long term purchase orders;

•	our ability to deliver against our existing or future book of shippable orders (backlog);

•	technical or quality issues experienced by us, our suppliers and/or our customers;

•	failure to comply with existing or future government or industry standards and regulations;

•	our ability to successfully locate, acquire and integrate any possible future acquisitions;

•	our ability to successfully support the working capital needs of our company;

•
the impact of current and/or future economic conditions, including but not limited to, the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and

•
our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than we do and have significant resources in comparison to us.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” sections contained in this Report could cause our financial results, including our net income or loss or growth in net income or loss, to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially and/or decline.

Recent Transactions

Dispositions

On February 7, 2012, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE, entered into an agreement with LDDF Incorporated, doing business as TesCom, relating to the sale of certain assets relating solely to the CXR Halcyon product line of telecommunications test equipment (the “Test Product Line”). The Test Product Line was classified within our communications equipment segment. For purposes of the following discussion and analysis, the Test Product Line has been removed from the comparisons and is reported in the consolidated financial statements as a discontinued operation for all periods presented.

On August 31, 2010, EMRISE Electronics Corporation (“EEC”), a wholly owned subsidiary of EMRISE, completed the sale to Aeroflex Incorporated, which was subsequently assigned by Aeroflex to its subsidiary, Aeroflex/KDI, Inc. (“Aeroflex”), of all of the issued and outstanding shares of ACC and all of the issued and outstanding shares of common stock of Custom Components, Inc. ("CCI") (collectively, the “ACC Operations”) (the “ACC Transaction”).  The ACC Operations, located in Eatontown, New Jersey, manufactured, marketed and sold primarily RF devices to the defense and industrial markets and was classified within our electronic devices segment.  For purposes of the following discussion and analysis, the ACC Operations have been removed from the comparisons and are reported in the consolidated financial statements as a discontinued operation for all periods presented.

On March 22, 2010, EMRISE completed the sale of substantially all of the assets of its wholly owned subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Report, we refer to the businesses of RO Associates as the “RO Operations,” and we refer to the sale of the RO Associates assets as the “RO Transaction.”  Our RO Associates subsidiary, located in San Jose, California, manufactured, marketed and sold standard power supplies to the defense and industrial markets.  The RO Operations was classified within our electronic devices business segment.   For purposes of the following discussion and analysis, the RO Operations have been removed from the comparisons and are reported in the consolidated financial statements as a discontinued operation for all periods presented.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States, England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2011, our electronic devices segment contributed 66% of overall net sales while the communications segment contributed 34% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation IFE&C systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We derive revenues from sales of electronic devices and communications equipment products and services and extended warranty contracts.  Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectability is reasonably assured based on our credit and collections practices and policies and our experience of prior dealings with our customers.

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

Revenue recognition for products and services provided by our subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  We offer extended warranty contracts for an additional cost to our customers, which we recognize ratably over the term of the extended warranty contract under either the milestone method or percentage of completion method, whichever is most appropriate under GAAP.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 90.8% and 81.2% of our net revenues, 83.1% and 70.9% of our total assets and 64.2% and 53.5% of our total liabilities from continuing operations as of and for the years ended December 31, 2011 and 2010, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).” We evaluate the impact of currency fluctuations on a periodic basis and may, in the future, participate in currency hedging activities if the need arises.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.1 million and $2.2 million that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 and 2010, we included translation gains of $0.1 million and losses of $0.5 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2011, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.  In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under the Codification guidance for Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We performed our annual impairment test for goodwill at our electronic devices reporting unit as of December 31, 2011.  In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  We considered the results of an income approach in determining the fair value of the reporting units.  We assumed growth at 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 12% to determine the fair value for the electronic devices reporting unit.

At December 31, 2011, our reported goodwill totaled $5.0 million, all of which belonged to the electronic devices reporting unit.  Based on the results of our testing, the fair value of the electronic devices reporting unit exceeded its book value.

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

Overall net sales from continuing operations increased 14% in 2011 compared to 2010.  The increase is primarily due to higher sales of commercial aerospace IFE&C products from our electronic devices business units and sales of network access products at our French communications equipment business unit. These increases have been partially offset by slower sales at our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government.

Overall gross profit, as a percentage of sales (“gross margin”) in 2011 was 28%, compared to 30% in 2010.  The decrease in gross margin is the result of changes in product mix and lower sales volumes in the first half of 2011, which increased unit costs through higher absorption of fixed overhead into the product cost.

Our 2011 results reflected significant improvement in our core business performance. We continue to maintain a strong backlog and have identified areas for growth. Despite the unexpected cancellation of a large order during the second quarter of 2011, and as a result of the effective actions taken at each of our operating units to help minimize the impact of this loss, we were successfully able to significantly reduce our loss from continuing operations in the third quarter and generate a profit in the fourth quarter of 2011 of $0.2 million. We are optimistic about our future, but know that planned growth is not without its challenges. We will need to continue to manage cash very closely to ensure that we have sufficient availability to make principal payments on debt and fund the expected shipments of backlog during 2012. We expect to achieve profitability for 2012, although we anticipate a loss in the first quarter, as a result of planned shipments from our existing book of orders in our electronic devices segment and continued sales efforts of our communications equipment segment's network access products.
The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the RO Operations in March of 2010 and the ACC Operations in August of 2010 and the sale of the Test Product Line in February 2012, for purposes of the following discussion and analysis, the RO and ACC Operations and Test Product Line have been removed from the prior period comparisons.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	$22,022	$18,263	$3,759	20.6%
as % of net sales	65.7%	61.9%
Communications equipment	11,509	11,260	249	2.2%
as % of net sales	34.3%	38.1%
Total net sales from continuing operations	$33,531	$29,523	$4,008	13.6%

Electronic Devices

The increase in sales of our electronic devices in 2011 as compared to 2010 is the result of higher sales of commercial aerospace IFE&C products, and, to a lesser extent RF devices. We continue to see a steady order book in these areas as represented by quarterly orders averaging in excess of $5 million. Power supplies sales to the military aerospace market have been lower than in the previous year primarily due to the approximately $1.2 million order cancellation experienced during the second quarter of 2011.

We currently have significant backlog levels for our electronic devices business.  We expect to experience moderate sales increase in the first half of 2012, but substantially increased sales in the second half of 2012 as we ship these orders to customer schedules.

Communications Equipment

During 2011, net sales within our communications equipment segment improved slightly compared to 2010 as a result of an increase in sales of network access products at our French business unit, partially offset by decreased sales from our U.S. business unit. International sales of our French network access products have continued to provide a solid backlog. We continue to actively work to expand our market reach for our French access products into the United States. Despite this highly competitive market, we have seen favorable progress from our efforts thus far.

We currently have a strong backlog of orders in our communications equipment segment at our French subsidiary.  While we are optimistic about the growth of our network access business, particularly in the U.S. markets, we expect that sales for 2012 within our communications equipment segment will remain relatively consistent with the levels in 2011.

Gross Profit

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	$5,859	$4,776	$1,083	22.7%
as % of net sales	26.6%	26.2%
Communications equipment	3,665	4,105	(440)	(10.7)%
as % of net sales	31.8%	36.5%
Total gross profit from continuing operations	$9,524	$8,881	$643	7.2%
Total gross margin from continuing operations	28.4%	30.1%

Electronic Devices

Gross profit, as a percentage of net sales, for our electronic devices segment of 26.6% in 2011 was consistent with 26.2% in 2010. Gross margin in the first half of 2011 was down because product mix shifted to a higher ratio of sales of lower margin IFE&C products. However, gross margin improved in the second half of 2011 because of higher sales volumes.

For 2012, we expect gross profit, as a percentage of sales, to remain consistent with levels experienced in 2011 as a significant portion of our existing backlog is associated with commercial markets, which tend to be more competitive resulting in lower margins than other markets.  While we do expect a slight upward trend in military market orders, a vast majority of our current production orders are for lower margin commercial aerospace applications.

Communications Equipment

The decrease in gross margin for our communications equipment segment from 36.5% in 2010 to 31.8% in 2011 was primarily caused by lower sales volumes at our U.S. business unit which caused per unit cost to absorb more of the fixed overhead. This decrease was partially offset by an increase in gross margin at our French business unit as a result of higher volumes.

In 2012, we expect an increase in gross margin as we continue to experience strong sales of higher margin network access products from both our U.S. and French subsidiaries.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Selling, general and administrative	$9,618	$10,020	$402	4.0%
as % of net sales	28.7%	33.9%
Engineering and product development	1,549	1,730	181	10.5%
as % of net sales	4.6%	5.9%
Employee-related transaction costs	—	906	906	100.0%
Total operating expenses from continuing operations	$11,167	$12,656	$1,489	11.8%

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for 2011 decreased 4.0% from 2010.  During 2010, we incurred approximately $0.6 million of costs associated with transaction activities, which were in excess of the costs we would have normally incurred if we had not been engaged in such transaction activities.  Excluding these costs from the 2010 period results in a slight increase in SG&A for 2011 compared with 2010 primarily due to increased sales commissions related to the increased sales in 2011. However, SG&A as a percentage of sales improved significantly from 33.9% of sales in 2010 down to 28.7% of sales in 2011. The improvement in the 2011 SG&A, as a percentage of sales, is due to our continued focus on containing costs in proportion to our operational needs.

We expect a decrease in SG&A expenses in 2012 due to the impacts of a reorganization of our communications equipment segment sales and administrative structure, which we believe will provide a more efficient and integrated structure with which to better market our network access products.

Engineering and product development

Engineering and product development costs decreased in 2011 compared to 2010 as a result of the balance of costs incurred shifting from general product development to customer specific engineering, which is captured in the cost of the related product.

We expect engineering and product development costs in 2012 to remain consistent with 2011 levels.

Employee transaction costs

During 2010, We incurred $0.9 million in employee transaction and severance costs for employees of EMRISE, which remain in continuing operations and are non-recurring.  Effective September 1, 2010, the employment of three corporate personnel, including our former Chief Financial Officer, was terminated, by mutual agreement, in connection with the significant changes following the sale of the ACC Operations and other divisions through a realignment of our corporate finance organization.  Additionally, in consideration for forfeiting their change in control provision within their existing employment contracts, our Chief Executive Officer and our President and Chief Operating Officer both received a transaction payment.  These costs were non-recurring and not present in 2011.

Interest expense

Interest expense was $0.4 million in 2011 compared to $1.9 million in 2010 due to substantially lower outstanding loan balances.  Included in interest expense in 2011 was a $0.1 million reduction associated with non-cash amortization of debt premium. Included in interest expense in 2010 was $0.6 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount.

Other income and expense

We recorded other income of $21,000 in 2011, compared to $20,000 in 2010.  Other income and expense consists primarily of (i) fair value adjustments on previously issued warrants, which were repurchased in August 2010, (ii) proceeds from insurance recoveries associated with a fire at our CXR AJ facility in 2010, and (iii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  The change in the fair value of warrants during 2010 resulted in expense of $0.1 million.  In 2011, we did not have any fair value adjustments on warrants. Additionally, we recorded $0.3 million in gains on insurance recoveries in 2011. The remaining expense of approximately $0.3 million for 2011 was predominantly related to short-term exchange rate losses.

Gain on extinguishment of debt

In 2010, we recorded a gain on the extinguishment of debt of $0.3 million as a result of the substantial modification of the credit facility with our senior lender.  On August 31, 2010, we repaid all except $1 million of debt owed to our senior lender pursuant to the Credit Agreement, initially entered into in November 2007 and subsequently amended with GVEC Resources IV, an affiliate of PEM, providing for a credit facility in the aggregate amount of $26 million (the "PEM Credit Agreement") and amended the PEM Credit Agreement substantially for amount, terms, rates and repayment.  As a result, the transaction was accounted for as an extinguishment of debt.  In connection with the transaction, the senior lender waived the deferred fees owed to them at maturity and agreed to sell the warrants held by their affiliate for $100,000.  The gain on extinguishment of debt includes the amount of fair value of the warrants that exceeded the purchase price of $0.3 million, the reversal of the deferred fees and the legal costs associated with the transaction of $0.2 million and the recording of a debt premium of $0.2 million on the remaining $1 million note.  See Note 10 in the accompanying notes to the consolidated financial statements.

Income tax provision (benefit)

Income tax expense amounted to $0.1 million for 2011 compared to $0.6 million for 2010.  The income tax expense in 2010 was related to the adjustment of the valuation allowance associated with net deferred tax assets of continuing operations. This adjustment was partially offset in 2010 by income tax benefit related to the allocation of tax expense and benefit between losses from continuing operations and gains from discontinued operations. Additionally, we record expense associated with foreign income tax on foreign earned profits in Europe for both 2010 and 2011.

Income from discontinued operations and assets held for sale

We reported income from discontinued operations and assets held for sale of $0.4 million (net of tax of $0.2 million) during 2011, which includes $0.1 million of operating income related to the sale of certain assets related solely to the CXR Halycon product line of telecommunications test equipment and $0.3 million associated with finalization of the ACC Operations transaction. In connection with the sale of the RO Operations on March 20, 2010, the sale of the ACC Operations on August 31, 2010 and the pending sale of the Test Product Line, we reported income from discontinued operations and assets held for sale of $2.5 million (net of tax of $1.0 million) during 2010, which includes a $0.5 million loss on the sale of the RO Operations and a $0.5 million gain on the sale of the ACC Operations.

Net (loss) income

We reported a net loss of $1.6 million in 2011 compared to a net loss of $3.4 million in 2010.  Included in net loss was $0.4 million and $2.5 million in 2011 and 2010, respectively, of income on discontinued operations and assets held for sale resulting in a net loss from continuing operations of $2.0 million and $5.9 million in 2011 and 2010, respectively, reflective of the improvement in gross profit, our reduction in operating expenses and a significant reduction in interest expense.

We expect to incur a loss in the first quarter of 2012 due to the lower sales volumes we typically experience in the first quarter and higher costs associated with year-end financial reporting requirements. Despite the expected loss within the first quarter, we expect to achieve profitability for the full year as a result of improved sales and cost containment efforts.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We also have a variety of financing arrangements and other short and long-term debt.

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various lines of credit.  Working capital was $7.2 million at December 31, 2011, as compared to $9.9 million at December 31, 2010.  The decrease in working capital was the result of the classification of approximately $1.0 million of term loans from long term to short term. . At December 31, 2011 and December 31, 2010, we had accumulated deficits of $31.6 million and $30.0 million, respectively, and cash and cash equivalents of $0.8 million and $3.7 million, respectively. Cash balances vary significantly throughout each period as a result of timing of borrowings from our lines of credit and payments to vendors.

As of December 31, 2011, approximately $0.5 million, or 65%, of our total $0.8 million of cash and cash equivalents was held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal operating needs through intercompany dividends and service charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the Internal Revenue Code. However, the foreign subsidiaries have issued guarantees on certain financing arrangements and, as a result, under the Internal Revenue Code (the "Code"), have been deemed to have distributed these earnings to fund U.S. operations. This has resulted in U.S. federal taxable income and an increase in the U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits. Should the net operating loss carryforwards become fully utilized in future periods and these guarantees remain in place, we may be required to recognize income tax expense associated with the foreign earnings.

We expect cash generated from operations to improve in 2012 and, more significantly, in the second half of 2012 as a result of higher levels of shipments in the second and third quarter contributing to higher levels of collections on accounts receivable in those subsequent periods. However, our cash outflow associated with principal repayment requirements during 2012 will absorb a large amount of our cash flows from operations. Our ability to generate cash from operations has been and will continue to be impacted by requirements to acquire inventory to satisfy shipments associated with our substantial order book, timing of these shipments and timing related to the collection on customer accounts associated with these shipments. Additionally, we continually monitor our need to invest in engineering and personnel to support such growth. As stated above, approximately 65% of our cash is held by our foreign subsidiaries and we are limited in the amounts we can repatriate for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt.

Backlog

Our backlog was $25.5 million as of December 31, 2011, compared to $27.1 million as of December 31, 2010. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of December 31, 2011, approximately 94% of our backlog related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 6% of this backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. Substantially all of our backlog relates to our international operations. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

At December 31, 2011, we had total debt obligations of $5.7 million.  Total debt includes $0.5 million outstanding related to subsidiary financing arrangements, a term loan to a former senior lender of $1.0 million (inclusive of debt premium and maturing February 29, 2013), capital lease obligations of $0.3 million, a term loan to Lloyds TSB Bank plc of $1.1 million and notes payable to the former ACC shareholders (the "Former Shareholders") of $2.8 million (maturing August 31, 2013), the current portion of which loans and obligations totaled $2.1 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on December 31, 2011), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of December 31, 2011, Pascall had outstanding borrowings of $0.1 million and XCEL had no outstanding borrowings under their respective Receivables Finance Agreement.

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.7 million based on the exchange rate on December 31, 2011) at an advance rate of 90% of presented trade receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2011, CXR AJ had outstanding borrowings under the CIC Agreement of $0.3 million.

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of December 31, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

PEM Credit Agreement

EMRISE (including each of its direct subsidiaries) (the "Borrowers"), are parties to the PEM Credit Agreement, initially entered into in November 2007 and subsequently amended, with PEM, providing for a credit facility in the aggregate amount of $26.0 million.  As of December 31, 2011, we owed a total of $1.0 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement as amended.

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

On August 31, 2010, the Borrowers and PEM entered into Amendment Number 16 to Loan Documents (“Amendment 16").  Pursuant to Amendment 16, PEM, among other things, (i) provided a term loan of up to $1 million to the Borrowers, (ii) terminated and released all of PEM’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company (including certain subsidiaries, the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to PEM, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements described above.

Also in connection with Amendment 16, PEM accepted an Amended and Restated Term Loan A Note, dated August 31, 2010, which is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note bears interest at 15.5% per annum until paid in full, plus any applicable default rate or late fees.

On February 8, 2012, the Borrowers and PEM entered into Amendment Number 17 to Loan Documents (“Amendment 17”), which amends the Credit Agreement as of such date to modify the terms of the PEM Note. In connection with Amendment 17, PEM accepted a Second Amended and Restated Term Loan A Note dated February 8, 2012 (the "Restated PEM Note"), which amended the maturity date to February 29, 2013 and amended the principal repayment terms. The Restated PEM Note is payable interest only on a monthly basis until maturity. Notwithstanding the foregoing, the Restated PEM Note required a one-time principal payment on or before February 29, 2012 in the amount of $500,000. In addition, if the Company pays certain amounts of principal before certain dates, the remainder of the principal amount will be deemed paid in full. Under this provision, if the Company pays the below listed amounts by the corresponding dates, the remaining unpaid balance of the principal amount will be forgiven:

(i)	$200,000 by April 30, 2012; or

(ii)	$225,000 at any time from May 1, 2012 through June 30, 2012; or

(iii)	$250,000 at any time from July 1, 2012 through August 31, 2012.

If such payments are not made, then the remaining principal amount will be due on the Maturity Date of February 28, 2013. On February 28, 2012, the required one-time principal payment of $500,000 was made in accordance with the terms of the Restated PEM Note, a portion of which was derived from the sale of our Test Product Line.

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million are due with the outstanding principal balance due at the Maturity Date.  As of December 31, 2011, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE , entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”) (or $1.2 million based on the exchange rate at December 31, 2011).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($386,000 based on the exchange rate at December 31, 2011) is included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of December 31, 2011, $1.1 million was outstanding under the Lloyds Term Loan based on the December 31, 2011 exchange rate.

Liquidity

In combination with expected cash flows from operations and existing financing arrangements, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond. We have a substantial backlog as of December 31, 2011, of which substantially all is for our foreign operations and which we expect to ship within the next 12 months.In order to support our future expected growth, we will need to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, we must closely manage cash and our ability to repatriate cash from our foreign subsidiaries from operations to meet the operational needs of the business and satisfy near-term debt service obligations. Our ability to support our business plan is dependent upon our ability to achieve profitable operations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

Revenue Recognition.  In October 2009, the Financial Accounting Standards Board ( the “FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  We adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The adoption of this new revenue recognition guidance had no material impact on our consolidated financial statements.

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record a milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  We adopted this update and the guidance did not have a material effect on our consolidated financial statements.

Fair Value Measurements.  In May 2011, the FASB issued an amendment to existing guidance on fair value measurements and related disclosures.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required.  We adopted this update and the guidance did not have a material effect on our consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required. We adopted this update for the consolidated financial statements for the year ended December 31, 2011 and the guidance did not have a material effect on our consolidated financial statements.

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

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2011, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded as of December 31, 2011 that our internal controls over financial reporting were effective.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

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

Previously Reported Material Weaknesses

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had three material weaknesses in our internal control over financial reporting as of December 31, 2010.

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

(2)           We did not formally evaluate the effectiveness of controls over changes to critical financial reporting applications and over access to these applications and related data.  As a result, certain of our personnel could have unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. Such a control deficiency could result in a material misstatement of significant accounts or disclosures, including those described above, that could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected.

(3)           We did not formally evaluate the sufficiency of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an adjustment to our 2010 interim or annual consolidated financial statements nor our 2011 interim consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

Remediation of Material Weaknesses

During 2011, we developed specific action plans for remediation of each of the material weaknesses discussed above.  We believe the experience and knowledge of the existing staff allowed us to execute the plan effectively.  During 2011, we evaluated and documented the controls relating to information technology structure and applications data and performed testing at the business unit level. We evaluated the test results and determined that no material weaknesses existed as of December 31, 2011. Additionally, we documented and tested the entity-level controls including formally assessing the risks of fraud and evaluating the effectiveness of information technology controls and monitoring controls. We evaluated the test results and determined that no material weaknesses existed as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, we finalized the remediation efforts of the previously reported material weaknesses, evaluated the test results over entity-level controls and information technology controls and concluded that the remediation efforts were successful and no significant deficiencies exist. Except for these efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information.

None.
PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Biographical Information

The names, ages and positions held by our directors and executive officers as of March 21, 2012 and their business experience are as follows:

Name	Age	Titles
Carmine T. Oliva	69	Chairman of the Board, Chief Executive Officer, and Director
Graham Jefferies	54	Director, President and Chief Operating Officer
Brandi L. Festa (1)	42	Principal Accounting Officer
Laurence P. Finnegan, Jr. (2)	73	Director
Otis W. Baskin (3)	66	Director
Frank P. Russomanno (3)	64	Director
Julie A. Abraham (4)	54	Director

(1)
Ms. Brandi Festa submitted her resignation as EMRISE's Director of Finance and Administration effective February 29, 2012 to pursue another opportunity. Additionally, Ms. Festa resigned as Secretary and Treasurer of the Company on that effective date. Ms. Festa entered into an agreement with EMRISE to assist the Company as its acting Principal Accounting Officer through the completion and filing of the Company's annual report on Form 10-K for the year ended December 31, 2011. Subsequent to filing the Form 10-K, which is expected to occur on or before March 30, 2012, her service as acting Principal Accounting Officer will end; however, she will continue to be available as a consultant to assist EMRISE on an as needed basis.

(2)         Member of the Compensation Committee.
(3)         Member of the Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee and Audit Committee.

Carmine T. Oliva has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 1997 and of our subsidiary, EEC, since he founded EEC Electronics Corporation in 1983.  From March 1997 until July 2009, he was President of EMRISE .  Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 2006 to May 2007 and served as Acting Chief Financial Officer from April to July 2005.  Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985 and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc.  Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period.  Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.  Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University.  Mr. Oliva is the founder of EMRISE .  This, in addition to his vast business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity and reputation and his extensive international business background, including his extensive acquisition and divestiture expertise, makes Mr. Oliva an ideal director of the Company as well as its chairman.

Graham Jefferies joined the Board as a Class II director on March 1, 2011.  He was appointed as President in July 2009.  He served as Executive Vice President from October 1999 until July 2009. Mr. Jefferies was also appointed as our President and Chief Operating Officer in January 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 1999. Mr. Jefferies served as Executive Vice President of EMRISE from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992.  Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom. We believe Mr. Jefferies' education and experience in several leadership roles, such as Chief Operating Officer and Managing Director, as well as his business acumen, judgment, integrity and reputation, make him an ideal director.

Brandi L. Festa currently serves as the Company's Principal Accounting Officer. She served as Director of Finance and Administration and Principal Accounting Officer, Secretary and Treasurer in September 2010 until February 2012.  She served as Corporate Controller from May 2007 to September 2010.  Prior to joining EMRISE in 2007, she was Assistant Controller of Stater Bros. Markets, a large regional supermarket chain in Southern California, from January 2005 to April 2007. Ms. Festa was Acting Director of Financial Reporting at Watson Pharmaceuticals Inc., an NYSE listed brand and generic pharmaceuticals manufacturer and distributor with both domestic and international subsidiaries.  She also served as Associate Director of Finance and General Accounting and Finance Manager at Watson from June 2001 through June 2004.  Ms. Festa began her career in 1997 with Ernst & Young LLP and holds an active license as a CPA in California.  Ms. Festa earned a B.S. degree in Accounting from California State University, San Bernardino, and has experience in SEC reporting, Sarbanes-Oxley Act compliance, mergers and acquisitions, international accounting and GAAP, among other things.

Laurence P. Finnegan, Jr. has served as a Class II director since March 1997.  In addition, he was a director of EMRISE Electronics Corporation from 1985 to March 1997, and was EMRISE Electronic Corporations’ part-time Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT Corporation (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. From 1996-2008, Mr. Finnegan was a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph’s University.  Mr. Finnegan’s education and lifetime of experience in accounting, including several positions as Chief Financial Officer and controller at industrial and manufacturing companies, as well as his business acumen, judgment, integrity and reputation, makes him an ideal director.

Otis W. Baskin has served as a Class I director since February 2004.  He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 through present and also served as dean from 1995 to 2001.  As dean at Pepperdine he was responsible for all aspects of the management of an organization with 200 employees and $47 million in annual revenue.  He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-1987), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-1991) and The University of Memphis (1991-1995), in addition to serving as dean at both universities.  In each of these assignments he has had responsibilities for recruitment and setting compensation of both professional and support personnel.  Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force.  Dr. Baskin is an expert in international business who has worked with companies and business schools in more than 40 countries.  He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.  Dr. Baskin brings a unique blend of business, management, communications and leadership skills, experience and education, as well as his judgment, integrity and reputation, to his role as director and chair of the Compensation Committee.

Frank P. Russomanno joined the Board as a Class I director on March 2011.  He served as Vice Chairman of Imation from March 2009 and Chief Executive Officer of Imation from April 2007 until he retired from the Company in May 2010. He also served as President of Imation from April 2007 to March 2009 and served as a member of the Imation Board from April 2007 until he retired.  Previously, Mr. Russomanno was Chief Operating Officer of Imation from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno is active in industry and nonprofit organizations. Mr. Russomanno is a member of the board of directors of Hutchinson Technologies Incorporated. Mr. Russomanno is the former chairman of the board of the Content Delivery & Storage Association . He currently serves on the Boards of Directors of the Greater Twin Cities United Way and Intellectual Takeout. In addition, he is a former board member of Merrick Community Services in St. Paul, MN.  Mr. Russomanno has a Bachelor of Arts degree in history from Seton Hall University. He has taken graduate courses at the University of Oklahoma and Monmouth College and served in the U.S. Army as an artillery officer in Vietnam, achieving the rank of Captain.  Mr. Russomanno's background and direct experience leading the operations of a large, diverse organization can be applied to helping the management of the Company and makes him an ideal director and chairman of our Nominating and Corporate Governance Committee.

Julie A. Abraham joined the Board as a Class II director on February 2011.   Since January 2011, Ms. Abraham has been the Chief Financial Officer of Essex, CT-based Structural Graphics LLC, a high-impact dimensional print company where she had previously served as a consulting Chief Financial Officer since July 2010.  In 2008, Ms. Abraham began as a principal with Westbrook, CT-based The Edbraham Group LLC, a privately-held, national direct and digital marketing recruiting firm that she co-founded.  During 2007 to 2008, she also served as a financial consultant to the Magnet Group LLC, a promotional products marketing firm.  From 2004 to 2007, Ms. Abraham was CEO and majority owner of Newington, CT-based DMJ Search, an executive recruiting firm specializing in the direct marketing, print and mail industries.  From 1985 to 2002, Ms. Abraham was employed at ADVO, Inc., a New York Stock Exchange-traded, national direct mail marketing firm, with her most recent position being Senior Vice President, Chief Financial Officer and Operating Committee Member, participating in running the day-to-day operations of the company.  During her career at ADVO, she also held the titles of Senior Vice President of Finance and Controller and Operating Committee Member, Vice President and Controller, Vice President Financial Planning and Investor Relations and Vice President Shared Financial Services.  Ms. Abraham earned a bachelor’s degree in accounting from the University of Vermont, and she became a certified public accountant in 1982.  Ms. Abraham’s financial expertise in the public company arena and experience in strategic financial planning, as well as her direct knowledge of regulatory affairs, particularly with the SEC, financial controls and financial systems, Sarbanes-Oxley and financial due diligence in preparation for acquisitions will provide valuable insight and guidance to the Company and the Board and makes her an ideal director and chairperson of our Audit Committee.

Term of Office and Family Relationships

Our officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among our executive officers and directors.

Board of Directors

Board Composition, Responsibilities and Leadership Structure

Our business, property and affairs are managed under the direction of our Board . Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees.

Our bylaws provide that our Board shall consist of at least four directors. Our Board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have six directors on our Board, with no vacancies.  Our current Board consists of two Class I directors whose terms expire at our 2012 annual meeting, three Class II directors whose term expires at our 2013 annual meeting, and one Class III director whose terms expire at our 2014 annual meeting.

During 2011, our Board held 7 meetings.  During 2011, none of our directors attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board (held during the period for which he has been a director); and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

The independent members of our Board are selected because of their independence from management; depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of EMRISE; education and professional background; and judgment, skill, integrity and reputation.

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

Risk Oversight

Our Board provides consideration and oversight of risks facing EMRISE and its subsidiaries in the ordinary course of operating the businesses.  Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately.  The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management and discuss the key risks to our business.  The committees communicate the risks they oversee with the other committees and the Board, as a whole.  The Audit Committee is responsible for discussing overall risk assessment and risk management practices, as set forth in the Audit Committee’s charter.  For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting.  The Audit Committee also performs a central oversight role with respect to financial and compliance risks and meets at least quarterly with our independent auditor, BDO USA, LLP.  The Nominating and Corporate Governance Committee assists the board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues.  The Compensation Committee considers risk in connection with its design of compensation programs for our executives.  At this time, the Compensation Committee does not believe that the risks arising from the Company’s compensation policies and practices for its employees are likely to have a material adverse effect on the Company.

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures.  Three of our independent directors, Ms. Abraham and Messrs. Baskin and Russomanno served on our Audit Committee throughout 2011, with Ms. Abraham serving as chairperson.  Our Board has determined that Ms. Abraham is an audit committee financial expert.  The Audit Committee operates pursuant to a charter approved by our Board and Audit Committee, according to the rules and regulations of the SEC.  The Audit Committee held seven meetings in 2011.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans.  Our entire Board also may perform these functions with respect to our employee stock option plans. Messrs. Baskin, Finnegan and Russomanno have served on the Compensation Committee throughout 2011, with Mr. Baskin serving as chairman.  The Compensation Committee operates pursuant to a charter approved by our Board and Compensation Committee.  The Compensation Committee held three meetings in 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2011 consisted of Messrs. Baskin, Finnegan and Russomanno, none of whom have served as an officer or employee of EMRISE.  No executive officer of EMRISE served as a director or Compensation Committee member of any entity in which the members of the Compensation Committee or the Board were an executive officer or director.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and provides oversight with regard to our corporate governance related policies and procedures and also recommends nominees to our Board and committees of our Board, develops and recommends to our Board corporate governance principles, and oversees the evaluation of the Board and management. Messrs. Baskin and Russomanno and Ms. Abraham have served on the Nominating and Corporate Governance Committee throughout 2011.  Mr. Russomanno serves as chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.  The Nominating and Corporate Governance Committee held three meetings in 2011.

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

In addition, prior to nominating a sitting director for re-election at an annual meeting of stockholders, the Nominating and Corporate Governance Committee considers the director’s past attendance at, and participation in, meetings of our Board and its committees and the director’s formal and informal contributions to their respective activities.

The Nominating and Corporate Governance Committee strives to maintain a Board with a diverse set of skills and qualifications, to ensure that the Board is adequately serving the needs of our stockholders.  Before evaluating director candidates, the committee reviews the skills and qualifications of the directors currently serving on the board and identifies any areas of weakness or skills of particular importance.  On the basis of that review, the committee will evaluate director candidates with those identified skills.  While the Nominating and Corporate Governance Committee does not have a formal policy on board diversity, the committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences and other factors that contribute to our board having an appropriate range of expertise, talents, experiences and viewpoints, and considers those diversity considerations, in view of the needs of the board as a whole, when making decisions on director nominations.

Committee Charters

The charters of our Audit, Compensation and Nominating and Corporate Governance Committees, and our Codes of Business Conduct and Ethics, are included on our website at http://www.emrise.com. The foregoing information is also available in print to any stockholder who requests it.  All such requests should be in writing and should be sent to “c/o Secretary” at 894 Faulstich Court, San Jose, California 95112 or gjefferies@emrise.com.

Security Holder Communications with the Board of Directors

The Board has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the Board, or the independent directors as a group, any committee of the Board or any chair of any such committee, by mail or electronically. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 894 Faulstich Court, San Jose, California 95112.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to our Board. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee of directors, our Secretary will make sufficient copies (or forward such information in the case of e-mail) of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

Code of Ethics

Our Board has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  These codes are available on our Internet website, located at www.emrise.com.

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

Information on our Internet website is not, and shall not be deemed to be, a part of this Report or incorporated into any filings we make with the SEC.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2011 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2011, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

Item 11.                Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2011 and December 31, 2010 for our principal executive officer, our current principal accounting officer, our former principal financial officer and our chief operating officer, who served as executive officers during 2011 (collectively, the “named executive officers”).

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation		Total
Principal Position	Year	($)	($)	($)	($)		($)
Carmine T. Oliva	2010	414,984	—	—	211,247	(1)	626,231
Chairman and	2011	414,984	—	—	77,846	(2)	492,830
Chief Executive Officer
Graham Jefferies (3)	2010	274,791	—	—	294,635	(4)	569,426
Director, President and Chief Operating Officer	2011	276,324	—	—	99,219	(5)	375,543
Brandi L. Festa (6)	2010	135,861	—	—	37,864	(7)	173,725
Principal Accounting Officer	2011	160,000	—	—	22,805	(8)	182,805

(1)          Amount represented includes (i) $4,041 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $186,250 associated with payments in consideration for modifications to the change in control provisions in his employment agreement and in connection with the closing of the ACC Transaction, and (iii) perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.
(2)          Amount represented includes (i) $4,041 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $31,055 associated with payments in consideration for modifications to the change in control provisions in his employment agreement and in connection with the closing of the ACC Transaction, and (iii) perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.
(3)      Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in U.S. dollars ("USD"), converted from British pounds sterling using theaverage of the daily conversion rates in effect in 2010 and 2011, respectively.  Mr. Jefferies’ salary in British pounds sterling was approximately £180,000 for both 2011 and 2010.
(4)          Amount represented includes (i) $16,487 in company contributions to Mr. Jefferies’ retirement account, (ii) approximately

$191,000 equivalent USD associated with payments in consideration for modifications to the change in control provisions in his employment agreement and in connection with the closing of the ACC Transaction, (iii) approximately $68,000 equivalent USD retention allowances to ensure retention of Mr. Jefferies’ employment due to his critical responsibilities governing the operations of the Company, and (iv) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.
(5)          Amount represented includes (i) $27,007 in company contributions to Mr. Jefferies’ retirement account, (ii) approximately $50,730 equivalent USD retention allowances to ensure retention of Mr. Jefferies’ employment due to his critical responsibilities governing the operations of the Company, (iii) $11,100 of auto allowance benefits, and (iv) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.
(6) Ms. Festa submitted her resignation as EMRISE's Director of Finance and Administration effective February 29, 2012 to pursue another opportunity. Additionally, Ms. Festa resigned as Secretary andTreasurer of the Company on that effective date. Ms. Festa entered into an agreement with EMRISE to assist the Company as its acting Principal Accounting Officer through the completion and filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to filing the Form 10-K, which is expected to occur on or before March 30, 2012, her service as acting Principal Accounting Officer will end. However, she will continue to be available as a consultant to assist EMRISE on an as needed basis.
(7) Amount represented includes approximately $16,400 in medical and dental benefits and $14,000 in retention allowance payments to ensure retention of Ms. Festa’s employment beyond the ACC Transaction.  The value of perquisites and other personal benefits Ms. Festa received was less than $10,000 in aggregate.
(8) Amount represented includes approximately $13,599 in medical and dental benefits.  The value of perquisites and other personal benefits Ms. Festa received was less than $10,000 in aggregate.

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

A “change in control” includes the following circumstances:

(a) the acquisition by any person or group of beneficial ownership of securities entitled to vote generally in the election of our directors (“voting securities”) that represent 40% or more of the combined voting power of our then outstanding voting securities or 50% or more of the combined fair market value of our then outstanding stock, other than:

(i)  an acquisition by a trustee or other fiduciary holding securities under any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us or by any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us; or

(ii) an acquisition of voting securities by us or a corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock;

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

(c) the acquisition by any person or group, or combined acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or group, of ownership of assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition; or

(d) stockholder approval of a complete liquidation or dissolution of our company.

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

We may terminate Mr. Jefferies employment at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If we terminate Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’s breach of his employment agreement by refusing to continue his employment, or if Mr. Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

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

Outstanding Equity Awards at December 31, 2011

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise	Option
	(#) Exercisable	(#) Unexercisable		Price ($)	Expiration Date
Carmine T. Oliva	14,134	—		1.31	1/22/2013
	6,934	—		3.75	2/24/2014
	13,334	—		7.50	12/29/2015
	20,000	—		2.18	8/22/2018
	20,000	—		3.06	8/22/2018
	18,333	1,667	(1)	1.53	3/24/2019

Graham Jefferies	14,400	—		1.31	1/22/2013
	10,667	—		3.75	2/24/2014
	13,334	—		7.50	12/29/2015
	20,000	—		2.18	8/22/2015
	20,000	—		3.06	8/22/2015
	18,333	1,667	(1)	1.53	3/24/2016

Brandi L. Festa	6,667	—		4.24	5/16/2017
	4,000	—		2.44	6/25/2018

(1) The option becomes exercisable in three equal installments on March 24, 2010, 2011 and 2012.

Director Compensation

Each non-employee director is entitled to receive $1,000 per month as compensation for his or her services. In addition, each board member chairing a standing committee is entitled to receive $500 per month as compensation for his or her services. Additional compensation is provided to each board member at $750 for attendance of teleconference meetings of thirty minutes or longer in duration and $2,000 plus 1,000 shares in restricted stock issued for in-person attendance at meetings.  We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2011:

	Fees Earned or Paid in Cash	Restricted Stock Awards	Option Awards	Total
Name	($)	($) (1)	($)	($)
Laurence P. Finnegan, Jr. (2)	24,500	1,720	—	26,220
Otis W. Baskin (3)	31,250	1,720	—	32,970
Richard E. Mahmarian (4)(5)	8,000	430	—	8,430
Frank Russomanno	26,250	1,720	—	27,970
Julie Abraham	28,000	1,720	—	29,720

(1) The dollar amount reflected is the value of the restricted shares issued on the date of issue.  Awards are restricted to transfer for a six month vesting period.
(2) At December 31, 2011, Mr. Finnegan held vested and unvested options to purchase an aggregate of 60,934 shares of common stock.
(3) At December 31, 2011, Mr. Baskin held vested and unvested options to purchase an aggregate of 52,668 shares of common stock.
(4) At December 31, 2011, Mr. Mahmarian held vested and unvested options to purchase an aggregate of 30,000 shares of common stock.
(5) Mr. Mahmarian resigned his directorship effective March 31, 2011.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 21, 2012, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of the named executive officers in the summary compensation table contained above; and

•	all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or dispositive power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them.  Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 10,683,337 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 894 Faulstich Court, San Jose, California 95112.  Messrs. Oliva, Finnegan, Baskin and Russomanno and Ms. Abraham are directors of EMRISE.  Messrs. Oliva and Jefferies and Ms. Festa are named executive officers and current executive officers of EMRISE.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Carmine T. Oliva	462,384	(1)	4.3%
Laurence P. Finnegan, Jr.	85,540	(2)	*
Otis W. Baskin	76,455	(3)	*
Frank P. Russomanno	13,672		*
Julie A. Abraham	19,000		*
Graham Jefferies	100,847	(4)	*
Brandi Festa	10,667	(5)	*
All executive officers and directors as a group (8 persons)	768,565	(6)	7.01%

*	Less than 1.00%
(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 77,181 shares underlying vested options.
(2)	Includes 60,101 shares underlying vested options.
(3)	Includes 51,835 shares underlying vested options.
(4)	Includes 81,180 shares underlying vested options.
(5)	Includes 10,667 shares underlying vested options.
(6)	Includes 280,964 shares underlying vested options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	512,754	(1)	$3.61	6,434,846
Equity compensation plans not approved by security holders	—		—	—
Total	512,754		$3.61	6,434,846

(1)               Represents shares of common stock underlying options that are outstanding under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the year ended December 31, 2011.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company is not required by the OTC Bulletin Board, on which it is quoted, to determine or comply with independent director requirements. However, the following information concerning director independence is based on the director independence standards of the NYSE.

Our Board has determined that each of Messrs. Baskin, Finnegan and Russomanno and Ms. Abraham is independent in accordance with the definition of independence of the NYSE exchange because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under the NYSE rules.  Our Board has also determined that each member of the Audit Committee is independent.

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

Item 14.                Principal Accounting Fees and Services.

Fees and Services

The following table sets forth the aggregate fees billed to us by BDO USA, LLP, our principal accountant, for professional services rendered in connection with the audit of our consolidated financial statements for the years ended December 31, 2011 and December 31, 2010:

Fee Category	2011	2010
Audit Fees	$226,100	$322,523
Audit-Related Fees	7,400	166,454
Tax Fees	54,000	78,437
All Other Fees	—	—
Total	$287,500	$567,414

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2011 and 2010 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2011 and 2010 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees in 2011 consisted of fees billed for professional services performed with respect to the retirement benefit plan audit and internal control documentation review. Audit related fees in 2010 consisted of fees billed for professional services performed with respect to (i) responding to a comment letter received from the SEC, (ii) the disposition of two subsidiaries in 2010, and (iii) other equity transaction related activities.

Tax Fees. Tax fees for 2011 and 2010 consisted of fees billed for professional services for tax compliance, tax advice and tax planning and equity transaction related activities. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees were incurred for 2011 or 2010.

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

PART IV
Item 15.                Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements.

Reference is made to the financial statements listed on and attached following the Index to Consolidated Financial Statements contained at page F-1 of this report.

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

10.5
Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Frank Russomanno, Julie Abraham, and Graham Jefferies (2)

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

10.96
Amendment Number 17 to Loan Documents dated as of February 8, 2012 by and among EMRISE Corporation, EMRISE Electronics Corporation and CXR Larus Corporation, GVEC Resources IV Inc. and Private Equity Management Group LLC (37)

10.97	Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (37)

14.1	Amended and Restated Code of Business Conduct and Ethics (16)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (16)

Exhibit No.	Description

21.1	Subsidiaries*
23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm *

31.1
Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2
Certification of Principal Accounting Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
100.1
The following financial information from EMRISE Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) consolidated balance sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the year ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.*

*                              Filed herewith.

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

(36)               Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(37)                Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EMRISE Corporation
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of EMRISE Corporation (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, other comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

(Signed BDO USA, LLP)

Woodbridge, New Jersey
March 30, 2012

EMRISE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$805	$3,742
Accounts receivable, net of allowances for doubtful accounts of $123 at December 31, 2011 and $152 at December 31, 2010	6,334	5,432
Inventories, net	8,404	7,274
Deferred income taxes	24	36
Prepaid and other current assets	1,008	1,336
Current assets of assets held for sale	345	435
Total current assets	16,920	18,255
Property, plant and equipment, net	957	863
Goodwill	4,970	4,931
Intangible assets other than goodwill, net	838	973
Deferred tax assets	227	259
Restricted cash	386	—
Other assets	370	208
Total assets	$24,668	$25,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,445	$3,146
Accrued expenses	3,551	3,767
Lines of credit	468	411
Current portion of long-term debt	1,658	172
Income taxes payable	298	82
Other current liabilities	269	752
Current liabilities of assets held for sale	13	32
Total current liabilities	9,702	8,362
Long-term debt	3,615	4,092
Deferred income taxes	89	141
Other liabilities	664	874
Total liabilities	14,070	13,469
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,683,000 and 10,667,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	128	128
Additional paid-in capital	44,162	44,068
Accumulated deficit	(31,626)	(30,007)
Accumulated other comprehensive loss	(2,066)	(2,169)
Total stockholders’ equity	10,598	12,020
Total liabilities and stockholders’ equity	$24,668	$25,489

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net sales	$33,531	$29,523
Cost of sales	24,007	20,642
Gross profit	9,524	8,881
Operating expenses:
Selling, general and administrative	9,618	10,020
Engineering and product development	1,549	1,730
Employee transaction costs	—	906
Total operating expenses	11,167	12,656
Loss from operations	(1,643)	(3,775)
Other income (expense):
Interest income	45	86
Interest expense	(383)	(1,940)
Other, net	21	20
Gain on early extinguishment of debt	—	295
Total other expense, net	(317)	(1,539)
Loss before income taxes	(1,960)	(5,314)
Income tax provision	88	583
Loss from continuing operations	(2,048)	(5,897)
Discontinued operations:
Income from discontinued operations	668	3,461
Income tax provision on discontinued operations	239	985
Income from discontinued operations	429	2,476
Net loss	$(1,619)	$(3,421)
Weighted average shares outstanding
Basic and diluted	10,672	10,647
Loss per share:
Basic and diluted
Continuing operations	$(0.19)	$(0.55)
Discontinued operations	$0.04	$0.23
Net loss	$(0.15)	$(0.32)

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Other Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net loss	$(1,619)	$(3,421)
Other comprehensive income (loss):
Foreign currency translation adjustment	103	(537)
Comprehensive loss	(1,516)	(3,958)

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2009	10,213	$126	$43,480	$(26,586)	$(1,632)	$15,388
Stock-based compensation expense	36	—	140	—	—	140
Stock issued	418	2	448	—	—	450
Net loss and comprehensive loss	—	—	—	(3,421)	(537)	(3,958)
Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020
Stock-based compensation expense	16	—	94	—	—	94
Net loss and comprehensive income	—	—	—	(1,619)	103	(1,516)
Balance at December 31, 2011	10,683	$128	$44,162	$(31,626)	$(2,066)	$10,598

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,619)	$(3,421)
Adjustments to arrive at net loss from continuing operations	(429)	(2,476)
Net loss from continuing operations	(2,048)	(5,897)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	390	461
Provision for doubtful accounts	93	64
Provision for warranty reserve	288	77
Deferred taxes	1	168
Loss on sale of assets	23	14
Amortization of deferred debt issuance costs	—	316
Amortization of debt (premium) discount	(86)	265
Stock-based compensation expense	94	140
Change in fair value of common stock warrant	—	123
Gain on extinguishment of debt	—	(295)
Changes in assets and liabilities:
Accounts receivable	(994)	233
Inventories	(1,130)	454
Prepaid and other assets	170	(898)
Accounts payable and accrued expenses	(663)	(1,509)
Operating cash flow used in continuing operations	(3,862)	(6,284)
Operating cash flow provided by discontinued operations and held for sale assets	500	2,462
Net cash used in operating activities	(3,362)	(3,822)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(147)	(80)
Increase in restricted cash held in escrow	(386)	—
Proceeds from sale of subsidiary operations, net of cash	—	17,785
Investing cash flow (used in) provided by continuing operations	(533)	17,705
Investing cash flow used in discontinued operations	—	(36)
Net cash (used in) provided by investing activities	(533)	17,669
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,170	—
Borrowings from lines of credit	20,982	29,299
Repayments of lines of credit	(20,893)	(34,044)
Repayments of long-term debt	(267)	(8,466)
Payments of notes to stockholders	—	(348)
Financing cash flow provided by (used in) continuing operations	992	(13,559)
Financing cash flow used in discontinued operations	—	(107)
Net cash provided by (used in) financing activities	992	(13,666)
Effect of exchange rate changes on cash	(34)	(433)
Net decrease in cash and cash equivalents	(2,937)	(252)
Cash and cash equivalents at beginning of period	3,742	3,994
Cash and cash equivalents at end of period	$805	$3,742

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$387	$1,341
Income taxes	$257	$988
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$228	$171
Stock issued to retire debt	$—	$450

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States, England and France.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in the United States and France.

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

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE Corporation, committed to the sale of certain assets relating solely to the CXR Halcyon product line of telecommunications test equipment (the “Test Product Line”). The Test Product Line was classified within the communications equipment segment. The accompanying financial statements include the Test Product Line as a discontinued operation for all periods presented.

On August 31, 2010, EMRISE completed the sale of all of the issued and outstanding shares of common stock of a subsidiary of EMRISE Electronic Corporation’s (“EEC”) , Advanced Control Components, Inc. (“ACC”) and all of the issued and outstanding shares of common stock of Custom Components, Inc. (“CCI”), (collectively the “ACC Operations”).  The accompanying financial statements include the ACC Operations as a discontinued operation for all periods presented.

In March of 2010, EMRISE completed the sale of substantially all of the assets (“RO Operations”) of EEC’s subsidiary, RO Associates Incorporated ("RO"), to Massachusetts based Astrodyne Corporation (“RO Transaction”).    The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

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

Debt Issuance Costs

Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are included in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.  In August 2010, the Company significantly amended its credit agreements with its then principal lender and, as a result, all deferred financing costs were fully amortized.  There were no deferred financing costs associated with the amended credit agreement.  Total deferred financing costs amortized to interest expense were $0.3 million in 2010. There were no deferred financing costs amortized in 2011.

Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2011 and 2010 for goodwill in the electronic devices reporting unit.  In performing the valuation , the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considered the results of an income approach in determining the fair value of the reporting units.

At December 31, 2011 and 2010, reported goodwill totaled $5.0 and $4.9 million, respectively, all of which belonged to the electronic devices reporting unit.  Based on the results of our testing, the fair values of the electronic devices reporting unit exceeded its book values.  No impairment adjustments were recorded in 2011 or 2010.

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

Stock-Based Compensation

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards.  In accordance with FASB guidance on fair value, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees.  Accordingly, the recognition of stock-based compensation expense has been reduced for estimated future forfeitures.  FASB guidance requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. No stock options were granted during 2011 or 2010.

Loss Per Share

Loss per share is calculated according to FASB guidance which requires that basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. As a result of losses incurred in both 2011 and 2010, the potentially dilutive common shares have been excluded from the earnings per share computation for this period because their inclusion would have been anti-dilutive.

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to U.S. dollars at the current rate of exchange on the balance sheet date and at the average for the period reported for the statement of operations. The effects of translation are recorded as a separate part of our net equity under the caption “accumulated other comprehensive loss.”  Exchange gains and losses arising from transactions denominated in foreign currencies are translated at the exchange rates applicable on the dates of the transactions and are included in operations.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and France operations and 60 days in its England operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  No customer represented 10% or more of the Company’s total net sales during 2011 or 2010.

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products and services.  The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  The Company recognizes revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collectability is reasonably assured based on the Company’s credit and collections practices and policies and our experience of prior dealings with our customers.

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

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

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

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $418,000 and $349,000 in 2011 and 2010, respectively.  Shipping and handling costs recorded in selling, general and administrative expenses were $16,000 in 2011 and $13,000 in 2010.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs for 2011 and 2010 were immaterial.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.  As of December 31, 2011 and 2010, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

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

NOTE 2 — LIQUIDITY

The Company reported a loss from continuing operations for 2011 and 2010 of $2.0 million and $5.9 million, respectively (including non-recurring employee and other transaction costs related to transaction activities of $1.5 million in 2010).  As a result of the ACC transaction and the resulting repayment of debt (see Notes 3 and 9), the Company reported positive working capital of $7.2 million at December 31, 2011.

In combination with forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond. The Company has a substantial backlog as of December 31, 2011, of which substantially all is for the foreign operations and which is expected to ship within the next 12 months. In order to support future expected growth, the Company will need to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, we must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company's ability to support its business plan is dependent upon its ability to achieve profitable operations.

NOTE 3 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

Astrodyne paid RO an aggregate purchase price of $1.0 million for the RO Transaction, plus the assumption of certain liabilities pursuant to the Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the RO Purchase Agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the business, perform services for any person in competition with the business or solicit certain specified customers of the business, or hire any employees of Astrodyne or its affiliates.

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

In April 2011, the Company negotiated a settlement associated with the level of adjusted net working capital of the ACC Operations as of the closing date of the ACC Transaction.  At December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as an additional purchase price adjustment.   The Company and Aeroflex agreed that the Company would satisfy the net working capital obligation through the release of $0.6 million of funds held in escrow from the date of the ACC Transaction.  As a result of the settlement associated with the level of adjusted net working capital of the ACC Operations and the release of funds held in escrow, the Company recorded an additional gain on the sale of ACC of $0.3 million (net of $0.2 million of income taxes), which is included in discontinued operations in the accompanying consolidated condensed statement of operations.

In September 2011, the Company resolved all outstanding claims submitted under the terms of the ACC Purchase Agreement and all unused funds in the escrow account in the amount of $0.1 million were returned to the Company and recorded as a purchase price adjustment and a gain (net of tax) from the sale of discontinued operations in the third quarter of 2011.

In connection with the ACC Transaction, the Company incurred approximately $1.4 million in closing costs, including legal, accounting and investment advisory fees.  The Company recognized a net gain on the ACC Transaction of approximately $1.0 million.

The Company has classified the ACC Operations, which was a component of its electronic devices segment, as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.

Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE Corporation, committed to the sale of certain assets relating solely to the CXR Halcyon product line of telecommunications test equipment (the “Test Product Line”). The Test Product Line is included in the Company's communications equipment segment and is accounted for as an asset held for sale as of December 31, 2011.

The following table reflects the major classes of assets and liabilities for the Test Product Line as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Accounts receivable, net	131	141
Inventory, net	214	294
Prepaids and other current assets	—	—
Total current assets	345	435
Property, plant and equipment, net	—	—
Total assets	$345	$435
Total current liabilities	$13	$32

The following table summarizes certain components of the statements of operations for discontinued operations for the years ended December 31, 2011 and 2010 (in thousands):

	2011			2010
	Test Product Line	ACC	Total	Test Product Line	RO	ACC	Total
Net Sales	$641	$—	$641	$1,038	$442	$13,546	$15,026
Income (loss) from operations	$141	$—	$141	$425	$190	$3,129	$3,744
Other income (expense)	—	—	—	—	1	(281)	(280)
(Loss) gain	—	527	527	—	(498)	495	(3)
Provision for income taxes	—	239	239	—	—	985	985
Net (loss) income	$141	$288	$429	$425	$(307)	$2,358	$2,476
(Loss) earnings per share:
Basic and diluted	$0.01	$0.03	$0.04	$0.04	$(0.03)	$0.22	$0.23
Weighted average shares outstanding:
Basic and diluted	10,672	10,672	10,672	10,647	10,647	10,647	10,647

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31, (in thousands):

	2011	2010
Raw materials	$3,908	$4,486
Work-in-process	1,850	1,499
Finished goods	2,646	1,289
Total inventories, net	$8,404	$7,274

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2011	2010
Land and buildings	$269	$383
Machinery, equipment and fixtures	2,642	2,297
Leasehold improvements	618	509
Capital leases	—	208
	3,529	3,397
Accumulated depreciation and amortization	(2,572)	(2,534)
Total property, plant and equipment	$957	$863

The Company recorded depreciation expense associated with its property, plant and equipment of $0.3 million and $0.5 million for the year ended December 31, 2011 and 2010, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $5.0 million and $4.9 million at December 31, 2011 and 2010, respectively, all of which was associated with its electronic devices reporting unit.

The Company performed its annual impairment test for goodwill for the electronic devices reporting unit as of December 31, 2011 and 2010.  In performing the valuations, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considers the results of an income approach in determining the fair value of the reporting units.  In 2011, for the income approach a growth rate of 4.0% was assumed as a result of expected shipments on existing contracts and future opportunities.  The Company discounted the projected cash flows at 12% to determine the fair value for the electronic devices reporting unit.  Based on the results of this testing at December 31, 2011, the fair values of the electronic devices reporting unit exceeded its book values.

The following table reflects changes in the Company’s goodwill balances for continuing operations, by segment, for the year ended December 31, 2011 and 2010 (in thousands):

	Electronic Devices	Communications Equipment	Total
Balance at December 31, 2009	$2,878	$—	$2,878
Allocation of goodwill to continuing operations	1,934	—	1,934
Foreign currency translation	119	—	119
Balance at December 31, 2010	4,931	—	4,931
Foreign currency translation	39	—	39
Balance at December 31, 2011	$4,970	$—	$4,970

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

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets from continuing operations consisted of the following at December 31 (in thousands):

	2011			2010
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total
Intangibles with definite lives:
Technology acquired	$—	$1,150	$1,150	$—	$1,150	$1,150
Customer relationships	—	200	200	—	200	200
Covenant-not-to-compete	200	—	200	200	—	200
Backlog	200	—	200	200	—	200
	400	1,350	1,750	400	1,350	1,750
Accumulated amortization	(400)	(1,012)	(1,412)	(400)	(877)	(1,277)
Carrying value	—	338	338	—	473	473
Intangibles with indefinite lives:
Trademarks and trade names	500	—	500	500	—	500
Total intangible assets, net	$500	$338	$838	$500	$473	$973

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company reevaluates the carrying value of identifiable intangible and long-lived assets, except for trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  No events or changes in circumstances occurred during 2011 or 2010 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets is estimated to be approximately $135,000 in 2012 and 2013 and $68,000 in 2014.  The Company’s current intangible assets have a weighted average remaining useful life of approximately 2 years.

NOTE 7 — ACCRUED LIABILITIES

Accrued expenses as of December 31 consisted of the following (in thousands):

	2011	2010
Accrued payroll and benefits	$1,151	$1,276
Advance payments from customers, current portion	691	184
Warranty reserve	379	244
Bank overdrafts	23	1,093
Foreign currency exposure provision	358	278
Accrued taxes (other than income taxes)	439	—
Accrued interest	13	11
Other accrued expenses	497	681
Total accrued expenses	$3,551	$3,767

No other individual item represented more than 5% of total current liabilities.

NOTE 8 — FINANCING ARRANGEMENTS

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on December 31, 2011), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between

Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance which is paid monthly.  As of December 31, 2011, outstanding borrowings under the Receivable Finance Agreements were $0.1 million.

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) , pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.7 million based on the exchange rate on December 31, 2011) at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2011, CXR AJ had $0.3 million of outstanding borrowings under the CIC Agreement.

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of December 31, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

NOTE 9 —DEBT

PEM Credit Agreement

EMRISE Corporation (including each of its direct subsidiaries) (the "Borrowers"), are parties to a Credit Agreement, initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, and affiliate of PEM, providing for a credit facility in the aggregate amount of $26 million (the "PEM Credit Agreement").  The PEM Credit Agreement consisted of a revolver and three term loans (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. In March 2009, $6.8 million of Term Loan B and all of Term Loan C was repaid in connection with the sale of the Digitran Operations.  The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010 in connection with the ACC Transaction.

On August 31, 2010, the Borrowers and PEM entered into Amendment Number 16 to Loan Documents (“Amendment 16.  Pursuant to Amendment 16, PEM, among other things, (i) provided a term loan of up to $1 million to the Borrowers, (ii) terminated and released all of PEM’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company (including certain subsidiaries, the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to PEM, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements described above. See Note 22 - Subsequent Events for further update on the PEM Credit Agreement.

As of December 31, 2011, the Company owed a total of $1.0 million under the terms of the PEM Credit Agreement.

Former Shareholder Debt

In connection with the ACC Transaction, pursuant to the Master Agreement, EEC used a portion of the proceeds from the sale of ACC to pay approximately half of the $6.6 million secured debt owed to the Former Shareholders, which amounts were owed in connection with deferred purchase price obligations, contingent notes and other related payments.  Such payments were made, in part, to repay Mr. Gaffney, one of the Former Shareholders, in full.  In addition, Mr. Brand another Former Shareholder also accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to a Stock Issuance Agreement, dated August 31, 2010, by and between Mr. Brand and the Company (the “Stock Issuance Agreement”).  See Note 10.

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of December 31, 2011, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (or $1.2 million based on the exchange rate at December 31, 2011) (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($386,000 based on the exchange rate at December 31, 2011) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of December 31, 2011, $1.1 million was outstanding under the Lloyds Term Loan.

Capital Leases

The Company has capital leases relating to capital equipment.  The leases generally contain bargain purchase options and expire at various dates through December 31, 2014.  Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%.  Leases are amortized over the lease term using the effective interest method.

The following table is a summary of long-term debt, as of December 31 (in thousands):

	2011	2010
Term Loan A	$1,000	$1,000
Lloyds Term Loan	1,093	—
Notes payable to Former Shareholders	2,877	2,877
Capitalized lease obligations	258	256
	5,228	4,133
Unamortized premium on debt	45	131
	5,273	4,264
Current portion of long-term debt	(1,658)	(172)
Long-term debt	$3,615	$4,092

Principal maturities related to debt, including loans from stockholders, as of December 31, 2011, were as follows (in thousands):

	Term Loan A	Lloyds Term Loan	Notes Payable to Former Shareholders	Capitalized Lease Obligations	Total
Year ending December 31,
2012	$1,045	$207	$240	$166	$1,658
2013	—	221	2,637	70	2,928
2014	—	236	—	22	258
2015	—	252	—	—	252
2016	—	177	—	—	177
	$1,045	$1,093	$2,877	$258	$5,273

NOTE 10 — STOCKHOLDERS' EQUITY

In connection with the ACC Transaction, Mr. Brand accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to the Stock Issuance Agreement.    The Company issued Mr. Brand 417,525 shares of the Company's common stock in 2010 pursuant to the Stock Issuance Agreement.

NOTE 11 — STOCK-BASED COMPENSATION

At December 31, 2011, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the Board. All stock-based compensation plans were approved by the Company’s Board.

Description of Stock Option Plans

The Company has five stock option plans, the following two of which continue to be available for issuance:

•
The 2000 Stock Option Plan was adopted by the Board in November 2000 and approved by the stockholders on January 16, 2001. The Board adopted the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.  The Board does not intend to issue any additional options under this plan.

•
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof.  Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan.  Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant.  However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of EMRISE stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant.  The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant.  SARs will be settled in shares of common stock.  Restricted stock may have a price as determined by the administrator.  Restricted stock units entitle the holder to receive vested shares of common stock.  Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred.  Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria.  Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

Stock option activity for the years ended December 31, 2011 and 2010 was as follows:

	2011		2010
		Weighted		Weighted
	Shares (in 000’s)	Average Exercise Price	Shares (in 000’s)	Average Exercise Price
Outstanding, beginning of year	613	$3.41	683	$3.34
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited (including expirations)	(100)	$2.36	(70)	$2.73
Outstanding, end of year	513	$3.61	613	$3.41
Exercisable, end of year	507	$3.64	526	$3.62

As of December 31, 2011, the Company had 507,000 fully-vested stock options, with a weighted average exercise price of $3.64 and remaining term of 4.7 years. The Company expects that 6,000 stock options (after forfeitures), with a weighted-average exercise price of $1.53 and remaining term of 6.4 years, will vest in the future. The aggregate intrinsic value is approximately $0.2 million for unvested and vested options at December 31, 2011 based on the Company’s average common stock closing price at December 31, 2011.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Options	Average Remaining	Average Exercise	Options	Average Exercise
Range of Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$1.01 to $3.00	218	4.1	$1.76	212	$1.77
$3.01 to $5.00	172	3.7	$3.32	172	$3.32
$5.01 to $7.50	123	3.9	$7.32	123	$7.32
Total options	513			507

Total stock-based compensation expense included in wages, salaries and related costs was $88,000 and $140,000 for the year ended December 31, 2011 and 2010, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2011, the Company had $8,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 0.5 years.

Additionally, under the 2007 Plan, restricted stock was awarded to the members of the Board of Directors of the Company as partial compensation for Board of Director meeting attendance. Restricted stock compensation expense of $6,000 was recorded during the year ended December 31, 2011.

NOTE 12 — WARRANTS

The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the Board to certain third parties:

	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Average Intrinsic Value (in-the-money) Warrants
Balance outstanding at December 31, 2009	1,791	$4.76
Warrants issued	—	$—
Warrants repurchased	(776)	$1.90
Warrants cancelled	(1,007)	$6.49
Balance outstanding at December 31, 2010	8	$4.31
Warrants issued	—	$—
Warrants cancelled	—	$—
Balance outstanding at December 31, 2011	8	$4.31	5.3	$—

NOTE 13 — NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company in 2011 and 2010, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.

Per SEC DEPT REVIEW, TABLE IS NOT NEEDED. DELETE.	2011	2010
NUMERATOR:
Net loss	$(1,619)	$(3,421)
DENOMINATOR:
Basic weighted average common shares outstanding	10,672	10,647
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,672	10,647
Basic loss per share	(0.15)	(0.32)
Diluted loss per share	(0.15)	(0.32)

The following table shows the common stock equivalents that were outstanding as of December 31, 2011 and 2010, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of December 31, 2011	513,000	$1.31 – $7.50
As of December 31, 2010	613,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of December 31, 2011	8,000	$4.31
As of December 31, 2010	8,000	$4.31

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

The Company’s income from continuing operations before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2011	2010
Earnings (loss) before income taxes:
U.S.	$(3,295)	$(6,109)
Foreign	1,335	795
Earnings (loss) before income taxes	$(1,960)	$(5,314)

The Company’s provision for income taxes on continuing operations consisted of the following for the years ended December 31 (in thousands):

	2011	2010
Current:
Federal	$(238)	$(832)
State	21	(74)
Foreign	300	72
Total current	83	(834)
Deferred:
Federal	11	1,090
State	1	159
Foreign	(7)	168
Total deferred	5	1,417
Total provision for income taxes	$88	$583

Income tax expense (benefit) on continuing operations differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2011	2010
Federal income tax at statutory rates	$(668)	$(1,662)
State income taxes, net of federal benefit	22	56
Foreign income taxes	(161)	(30)
Changes in valuation allowances	897	1,535
Foreign income inclusion - IRC 956	144	180
Permanent differences	2	259
Additional valuation allowance required due to sale of discontinued operations	—	1,090
Tax benefit from income of discontinued operations	(227)	(896)
Expiration of research and development credits	79	—
Other	—	51
	$88	$583

Tax benefit from income of discontinued operations represents the tax benefit of domestic losses in continuing operations that were recognized for accounting purposes due to domestic income reported within discontinued operations.

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, under the PEM Credit Agreement described in Note 9, the foreign subsidiaries have issued guarantees on the credit facility and, as a result, under the Code §956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.

The Company had federal and state net operating loss carryforwards of approximately $14.8 million as of December 31, 2011 which expire at various dates beginning in 2012 through 2018.  As of December 31, 2011 and 2010, the Company recorded a valuation allowance on the deferred tax asset.  Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

Utilization of the Company’s net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.  As a result of a merger in 1997, the Company experienced a more than 50% ownership change for federal income tax purposes.  Of the pre-1997 net operating loss carryforwards subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2011	2010
Current deferred tax assets:
Allowance for doubtful accounts	$4	$10
Inventory reserves and uniform capitalization	415	584
Other accrued liabilities	217	247
	636	841
Valuation allowance-current deferred tax assets	(612)	(805)
Total current deferred tax assets	24	36
Long-term deferred tax assets:
Depreciation on property, plant & equipment	288	303
Non-qualified stock option expense	9	—
Deferred compensation	208	226
Deferred income	7	33
Tax credits	156	235
Alternative minimum tax credit carryforwards	106	248
Foreign tax credit carryforwards	—	939
Net operating loss carryforwards	5,333	3,730
Capital loss carryforwards	—	830
Other, net	49	8
	6,156	6,552
Valuation allowance-long-term deferred tax assets	(5,929)	(6,293)
Total long-term deferred tax assets	227	259
Deferred tax liabilities:
Intangible assets other than goodwill	(89)	(141)
Total deferred tax liabilities (long-term)	(89)	(141)
Net deferred tax assets (liabilities)	$162	$154

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2011, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2011. As of December 31, 2011, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2008 and 2007, respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2010, and for France for years prior to 2008.

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

The communications equipment segment designs, manufactures and distributes network access products including timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus located in the United States and CXR AJ located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S., European and North African markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

In March 2010, the Company sold its RO Operations (see Note 3), which were part of its electronic devices segment.  In August 2010, the Company sold its ACC Operations, (see Note 3) which were part of the electronic devices segment.  In this report, the RO Operations and ACC Operations are classified as a discontinued operation for all periods presented.  In the fourth quarter of 2011, the Company made the determination to sell its Test Product Line (see Note 3), which was part of the communications equipment segment. In this report, the Test Product Line is classified as an asset held for sale for all periods presented. The results from the discontinued operations and assets held for sale are excluded from their respective segments and the prior period amounts have been adjusted to conform to this presentation.

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.  Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2011	2010
Net sales
Electronic devices	$22,022	$18,263
Communications equipment	11,509	11,260
Total	$33,531	$29,523
Gross profit
Electronic devices	$5,859	$4,776
Communications equipment	3,665	4,105
Total	$9,524	$8,881
Depreciation and amortization
Electronic devices	$223	$260
Communications equipment	163	193
All other	4	8
Total	$390	$461
Operating income (loss)
Electronic devices	$2,624	$1,953
Communications equipment	(1,023)	(639)
Corporate and other	(3,244)	(5,089)
Total	$(1,643)	$(3,775)

	December 31, 2011	December 31, 2010
Total assets
Electronic devices	$16,188	$13,848
Communications equipment	7,262	8,303
Discontinued and held for sale assets	345	478
Corporate and other	873	2,860
Total	$24,668	$25,489

No customer in either segment accounted for 10% or more of net sales during 2011 or 2010.

The Company’s segments operate in different geographic areas.  The following table is a summary of the Company’s net sales by geographic area for the year ended December 31 (in thousands):

	2011		2010
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment
United States	$—	$3,077	$—	$4,707
England	22,022	—	18,263	—
France	—	8,432	—	6,553
Total net sales	$22,022	$11,509	$18,263	$11,260

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%.  Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area at December 31 (in thousands):

	2011	2010
United States	$3,813	$6,230
England	15,543	13,848
France	4,967	4,933
Discontinued Operations	345	478
Total assets	$24,668	$25,489

NOTE 16 — RETIREMENT PLANS

The Company maintains certain defined contribution retirement plans covering substantially all U.S. domestic employees.  The Company’s contributions to these retirement plans were $14,000 and $48,000 in the years ended December 31, 2011 and 2010, respectively.

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

	2011	2010
Service costs	$14	$13
Interest costs	14	12
Amortization of unrecognized prior service cost	2	—
Net periodic pension expense	$30	$25

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$297	$283
Service cost	14	13
Interest cost	14	12
Plan amendments	—	48
Actuarial gain	12	(59)
Projected benefit obligation, end of year	$337	$297

Unfunded status	$337	$297
Unrecognized loss	—	119
Net amount recognized	$337	$416

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2011	2010
Discount rate	4.0%	4.5%
Rate of compensation increase	2.5%	2.0%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2016. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, was $0.9 million for 2011 and $1.2 million for 2010.

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year ending December 31,	Amount
2012	$818
2013	560
2014	455
2015	431
2016	182
Thereafter	—
Total	$2,446

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

NOTE 18 — RELATED PARTIES

Notes payable to stockholders

In connection with the acquisition of Larus Corporation, the Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus (formerly Larus Corporation) totaling $3.0 million.  These notes were subordinated to the Company’s bank debt and were originally payable in 72 equal monthly payments of principal plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter.  Pursuant to an amendment, the notes bore interest at the fixed rate of 6% and principal payments were modified to varying monthly payments between $11,000 and $42,000, per month with maturity in December 2010.  The notes were paid in full in December 2010.  Interest paid on these notes was $13,000 for the year ended December 31, 2010.

Building lease

Additionally, the Company entered into an above-market real property lease with the two former stockholders of CXR Larus. The lease represented an obligation that exceeded the fair market value by approximately $756,000.  The lease term was for 7 years and expired on June 30, 2011. It was renewable for a 1-year term priced under market conditions at $10,000 per month. The base rent is $10,000 monthly or $120,000 for the one year. Lease payments paid to the related parties during 2011 and 2010 totaled $238,000 and $356,000, respectively.  The lease term will expire June 30, 2012.

Notes payable to Former Shareholders of ACC

In connection with the acquisition of ACC, EEC issued Amended Subordinated Contingent Notes (as described in Note 9), as amended, to each of the Sellers.  One of the note holders owns shares in the Company and, therefore, is deemed a related party and holds a majority of the balance of the Notes.  The total balance of the Notes at December 31, 2011 was $2.9 million.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (“Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.

Other related parties

The Company obtains consulting services from Jason Oliva, a related party. Services renered by Mr. Oliva include artistic design associated with the Company's promotional materials and website, evaluation and recommendations for best practices of public companies, including research related to market matters and access to key relationships that he maintains with the NYSE Arca and other exchanges. Payments made to Mr. Oliva for these services were $4,000 during the year ended December 31, 2010. No services were performed by or fees paid to Mr. Oliva during the year ended December 31, 2011.

There are no guarantees by, fees paid to, or loans to or from officers or directors of the Company.

NOTE 19 — FAIR VALUE MEASUREMENTS

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

Cash, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of December 31, 2011, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 20 — CASUALTY LOSS

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

Subsequent to the fire, the Company recorded an impairment for the raw materials inventory destroyed by the fire of €0.8 million (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company had confirmed that this inventory is covered under at least net value, the Company recorded a receivable for the same amount as the impairment loss.  A partial advance received from the insurance company in December of 2010 was applied to the receivable, with a remaining $0.4 million recorded as a receivable at December 31, 2010, which was included in prepaid and other current assets in the consolidated balance sheet.

As of December 31, 2011, the CXR AJ has received approximately €950,000 (or $1.2 million based on the exchange rate at December 31, 2011) from the insurance company as recoveries against fire damage. The excess recoveries received over net book value of assets and construction costs was approximately $0.3 million, which was recorded as other income in the accompanying statement of operations for the year ended December 31, 2011. There are additional recoveries yet to be received for reimbursement for construction costs on the damaged portion of the building and the amount of business interruption recovery is still being negotiated. However, the Company does not expect to experience any additional losses or gains associated with the recovery of damage incurred in the future.

NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The adoption of this new revenue recognition guidance did not have a material effect on the Company’s consolidated financial statements.

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record a milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this update and the guidance did not have a material effect on the Company’s consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required. The Company adopted this update for the year ended December 31, 2011 and the guidance did not have a material effect on the Company's consolidated financial statements.

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

NOTE 22 — SUBSEQUENT EVENTS

Credit Agreement Amendment

On February 8, 2012, the Lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note will be payable interest only on a monthly basis through February 28, 2013 (the “Maturity Date"). The Note will be payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. Notwithstanding the foregoing, the Note requires a one-time principal payment to the Lender on or before February 29, 2012 in the amount of $500,000. In addition, if the Company pays certain amounts of principal before certain dates, the remainder of the principal amount will be deemed paid in full. Under this provision, if the Company pays the below listed amounts by the corresponding dates, the remaining unpaid balance of the principal amount will be forgiven:

(i)	$200,000 by April 30, 2012; or

(ii)	$225,000 at any time from May 1, 2012 through June 30, 2012; or

(iii)	$250,000 at any time from July 1, 2012 through August 31, 2012.

If such payments are not made, then the remaining principal amount will be due on the Maturity Date .

The proceeds from the sale of the CXR Halcyon telecommunications product line (as described below) were used to pay a portion of the $500,000 due to the Lender under the terms of the Note on February 29, 2012.

On February 8, 2012, the Borrowers and the Lender entered into Amendment Number 17 to Loan Documents (“Amendment 17”), which amends the Credit Agreement as of such date to modify the Note.

Sale of Test Product Line

On February 7, 2012, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE Corporation (the “Company”), entered into an agreement with LDDF Incorporated, doing business as TesCom, relating to the sale of certain assets relating solely to the CXR Halcyon product line of telecommunications test equipment (the “Test Product Line”).

At the closing of the sale, CXR Larus received net proceeds of $300,000. The consideration for the Test Product Line consisted of $300,000 in cash less any amount of cash collected in respect of any accounts receivable in connection with sales of product shipped by CXR Larus on or after November 15, 2011 (the “Purchase Price”). As previously discussed, the proceeds from the sale of the Test Product Line were used to pay a portion of the $500,000 due to the Lender under the terms of the Note on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2012.

EMRISE CORPORATION

By:	/s/ Carmine T. Oliva
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/s/ Brandi L. Festa
Brandi L. Festa,
Principal Accounting Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive	March 30, 2012
Carmine T. Oliva	Officer (principal executive officer) and Director

/s/ Brandi L. Festa	Principal Accounting Officer (principal financial	March 30, 2012
Brandi L. Festa	officer)

/s/ Graham Jefferies	President and Chief Operating Officer	March 30, 2012
Graham Jefferies	Director

Director
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	March 30, 2012
Otis W. Baskin

/s/ Frank P. Russomanno	Director	March 30, 2012
Frank P. Russomanno

/s/ Julie A. Abraham	Director	March 30, 2012
Julie A. Abraham

EMRISE CORPORATION
EXHIBIT INDEX

Exhibit Number	Description
23.1	BDO Consent
31.1
Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Principal Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.1
The following financial information from EMRISE Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the year ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.*