Form 10-Q
period 2012-03-31
Emrise CORP
filed 2012-05-15
CIK 854852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 9 2012 was 10,683,337.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,475	$805
Accounts receivable, net of allowances for doubtful accounts of $89 at March 31, 2012 and $123 at December 31, 2011	4,386	5,971
Other receivables	373	363
Inventories	8,827	8,404
Current deferred tax assets	31	24
Prepaid and other current assets	949	1,008
Current assets of assets held for sale	—	345
Total current assets	16,041	16,920
Property, plant and equipment, net	1,038	957
Goodwill	5,106	4,970
Intangible assets other than goodwill, net	804	838
Deferred tax assets	234	227
Restricted cash	400	386
Other assets	463	370
Total assets	$24,086	$24,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,539	$3,445
Accrued expenses	3,697	3,551
Lines of credit	739	468
Current portion of long-term debt	1,373	1,658
Income taxes payable	154	298
Other current liabilities	269	269
Current liabilities of assets held for sale	—	13
Total current liabilities	9,771	9,702
Long-term debt	3,351	3,615
Deferred income taxes	89	89
Other liabilities	669	664
Total liabilities	13,880	14,070
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,683,337 issued and outstanding at both March 31, 2012 and December 31, 2011.	128	128
Additional paid-in capital	44,169	44,162
Accumulated deficit	(32,497)	(31,626)
Accumulated other comprehensive loss	(1,594)	(2,066)
Total stockholders’ equity	10,206	10,598
Total liabilities and stockholders’ equity	$24,086	$24,668
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$7,539	$7,876
Cost of sales	5,430	5,696
Gross profit	2,109	2,180
Operating expenses:
Selling, general and administrative	2,363	2,653
Engineering and product development	339	433
Total operating expenses	2,702	3,086
Loss from operations	(593)	(906)
Other income (expense):
Interest income	12	12
Interest expense	(91)	(86)
Other, net	(78)	(53)
Total other expense, net	(157)	(127)
Loss before income taxes	(750)	(1,033)
Income tax expense (benefit)	112	(15)
Loss from continuing operations	(862)	(1,018)
Discontinued operations:
(Loss)/Income from discontinued operations	(9)	59
Tax provision on discontinued operations	—	—
(Loss)/Income from discontinued operations	(9)	59
Net loss	$(871)	$(959)
Weighted average shares outstanding
Basic	10,668	10,667
Diluted	10,668	10,667
Loss per share:
Basic
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	$—	$0.01
Net loss	$(0.08)	$(0.09)
Diluted
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	$—	$0.01
Net loss	$(0.08)	$(0.09)

Statement of Comprehensive Loss
Net loss	$(871)	$(959)
Foreign currency translation adjustment	$472	$412
Comprehensive loss	$(399)	$(547)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(871)	$(959)
Adjustments to arrive at net loss from continuing operations	9	(59)
Net loss from continuing operations	$(862)	$(1,018)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	100	105
Provision for doubtful accounts	93	16
Provision for warranty reserve	57	49
Deferred taxes	(14)	—
Amortization of debt (premium) discount	(45)	(18)
Stock-based expense	7	33
Changes in assets and liabilities:
Accounts receivable	1,374	767
Inventories	(602)	(632)
Prepaid and other assets	297	(243)
Accounts payable and accrued expenses	9	800
Operating cash flow used in continuing operations	414	(141)
Operating cash flow provided by discontinued operations	—	59
Net cash used in operating activities	414	(82)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(150)	(1)
Investing cash flow used in continuing operations	(150)	(1)
Net proceeds from sale of discontinued operations	300	—
Net cash (used in) provided by investing activities	150	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from lines of credit	271	4,759
Repayments of lines of credit	—	(4,706)
Repayments of long-term debt	(504)	(45)
Financing cash flow provided by (used in) continuing operations	(233)	8
Effect of exchange rate changes on cash	339	359
Net (decrease) increase in cash and cash equivalents	670	284
Cash and cash equivalents at beginning of period	805	3,742
Cash and cash equivalents at end of period	$1,475	$4,026

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$—	$40

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the related interim periods ended March 31, 2012 and 2011. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the three months ended March 31, 2012 and 2011, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
NUMERATOR:
Net loss	$(871)	$(959)
Less: income from discontinued operations	(9)	59
Net loss from continuing operations	$(862)	$(1,018)
DENOMINATOR:
Basic weighted average common shares outstanding	10,668	10,667
Diluted weighted average common shares outstanding	10,668	10,667
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.10)

The following table shows the common stock equivalents that were outstanding as of March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of March 31, 2012	513,000	$1.31 – $7.50
As of March 31, 2011	586,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of March 31, 2012	8,000	$4.31
As of March 31, 2011	8,000	$4.31

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products and services.  The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  The Company recognizes revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collection is reasonably assured based on the Company’s credit and collections practices and policies and experience with the customer.

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

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  The Company offers extended warranty contracts for an additional cost to its customers, which are recognized rateably over the term of the extended warranty contract.

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

Recently adopted Accounting Pronouncements

Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board (''FASB'') issued an amendment to existing guidance on fair value measurements and related disclosures.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The impact of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance and the statement of comprehensive income is presented in the Condensed Consolidated Statement of Operations and Comprehensive Income.
Goodwill. In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The impact of this pronouncement has not had a material effect on the Company's consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company reported a net loss from continuing operations for the three months ended March 31, 2012 of $862,000 compared to a loss from continuing operations for the three months ended March 31, 2011 of $1,018,000.  The Company reported working capital of $6.3 million at March 31, 2012.  The majority of the Company's cash its held by its foreign subsidiaries but there are limitations to the amounts that may be repatriated for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt.

In combination with forecast cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond. The Company has a substantial backlog of orders as of March 31, 2012, of which substantially all is for foreign operations and which is expected to ship within the next 12 months. The Company continues to experience sufficient booking levels to support future shipments. The Company expects the second quarter of 2012 to have a high level of shipments against the existing backlog of orders, which will result in improved cash from operations in the second and third quarters of 2012. In order to support its future expected growth, the Company will need to reinvest a substantial amount of this cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, management must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

NOTE 3 — DISCONTINUED OPERATIONS

 Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE Corporation, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was finalised on February 7, 2012. The Test Product Line was previously included in the Company's communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011. The Test Product Line was sold on February 7, 2012.

The following table reflects the major classes of assets and liabilities for the Test Product Line as of December 31, 2011 (in thousands):

December 31, 2011
Accounts receivable, net	$131
Inventory, net	214
Prepayments and other current assets	—
Total current assets	345
Property, plant and equipment, net	—
Total assets	$345
Total current liabilities	$13

 There were no test equipment assets or liabilities remaining at March 31, 2012.

The following table summarizes certain components of the statements of operations for discontinued operations for the Test Product Line for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	2012	2011
Net Sales	$—	$163
Income (loss) from operations	$—	$59
Loss on sale	(9)	—
Provision for income taxes	—	—
Net (loss) income	$(9)	$59
(Loss) earnings per share:
Basic and diluted	$—	$0.01
Weighted average shares outstanding:
Basic and diluted	10,668	10,667

NOTE 4 — STOCK-BASED COMPENSATION

The Company has five stock option plans, the following two of which, continue to be available and these are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

•Amended and Restated 2000 Stock Option Plan; and
•2007 Stock Incentive Plan.

The Company’s Board of Directors does not intend to issue any additional options under the Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $7,000 for the three months ended March 31, 2012 and $33,000 for the three months ended March 31, 2011.  These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2012, the Company had no unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of one year.

No restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Board of Directors of the Company. There was no charge recorded for restricted stock compensation expense during the three months ended March 31, 2012.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$3,800	$3,908
Work-in-progress	2,307	1,850
Finished goods	2,720	2,646
Total inventories	$8,827	$8,404

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (''RF'') and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, Pascall Electronics Limited and XCEL Power Systems Limited, both of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus, which is located in the United States, and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for inter-segment sales at pre-determined prices negotiated between the individual segments.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales
Electronic devices	$5,416	$4,622
Communications equipment	2,123	3,254
Total net sales	$7,539	$7,876
Operating income (loss)
Electronic devices	$575	$192
Communications equipment	(305)	(80)
Corporate and other	(863)	(1,018)
Total operating income (loss)	$(593)	$(906)

	March 31, 2012	December 31, 2011
Total assets
Electronic devices	$16,266	$16,188
Communications equipment	6,635	7,262
Corporate and other	1,185	873
Assets held for resale	—	345
Total assets	$24,086	$24,668

NOTE 7 — GOODWILL

 The following table reflects changes in our goodwill balances for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$4,970
Foreign currency translation	136
Balance at March 31, 2012	$5,106
The goodwill all relates to the electronic devices segment of the business.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

The tax charge for the three months ended March 31, 2012 differed from the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carry forwards.

The Company’s business is subject to regulation under a wide variety of United States federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, the foreign subsidiaries have issued guarantees on a credit agreement held by the Company and, as a result, under Internal Revenue Code Section 956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carry-forwards and foreign tax credits.  However, the Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in tax obligations.

As of March 31, 2012, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first three months of 2012. As of March 31, 2012, the Company had no accrual for interest or penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2007, and is no longer subject to tax examinations for the United Kingdom for years prior to 2010, and for France for years prior to 2008.

NOTE 9 — FINANCING ARRANGEMENTS

     The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

Lines of credit	March 31, 2012	December 31, 2011
Lloyds TSB Commercial Finance	113	139
FACTOCIC	526	329
Bridge Bank	100	—
Lines of credit	$739	$468

Long-term debt	March 31, 2012	December 31, 2011
Lloyds term loan	1,081	1,093
PEM term loan	500	1,000
Notes payable to former shareholders	2,877	2,877
Capital lease obligations	248	258
	4,706	5,228
Unamortized premium on debt	18	45
	4,724	5,273
Current portion of long-term debt	(1,373)	(1,658)
Long-term debt	$3,351	$3,615

Details of the borrowings set out in the table above are explained below.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.4 million based on the exchange rate on March 31, 2012), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance which is paid monthly.  As of March 31, 2012, outstanding borrowings under the Receivable Finance Agreements were $113,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of March 31, 2012, CXR AJ had $526,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, Bridge Bank was granted continuing security interest in certain collateral of CXR Larus.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of March 31, 2012, CXR Larus had borrowings of $100,000 under the Business Financing Agreement.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through to September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($400,000 based on the exchange rate at March 31, 2012) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of March 31, 2012, £700,000 (or $1.1 million based on the exchange rate at March 31, 2012) was outstanding under the Lloyds Term Loan.

PEM

EMRISE Corporation (including each of its direct subsidiaries) (the "Borrowers"), are parties to a Credit Agreement, initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, an affiliate of PEM, which provided for a credit facility in the aggregate amount of $26 million (the "PEM Credit Agreement").  The PEM Credit Agreement consisted of a revolver and three term loans (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on August 20, 2008. In March 2009, $6.8 million of Term Loan B and all of Term Loan C was repaid.   The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010.

On August 31, 2010, the Borrowers and PEM entered into Amendment Number 16 to Loan Documents (“Amendment 16).  Pursuant to Amendment 16, PEM, among other things, (i) provided a term loan of up to $1 million to the Borrowers, (ii) terminated and released all of PEM’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company (including certain subsidiaries, the “Master Agreement”), as further described below, (iv) waived approximately $200,000 in amendment and waiver fees owing to PEM, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements described above.

At December 31, 2011, the Company owed a total of $1.0 million under the terms of the PEM Credit Agreement.
On February 8, 2012, the Lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note is payable on a monthly interest only basis through to February 28, 2013 (the “Maturity Date"). The Note is payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. Notwithstanding the foregoing, the Note required a one-time principal payment to the Lender on or before February 29, 2012 in the amount of $500,000. This was paid on schedule. In addition, if the Company pays certain amounts of principal before certain dates, the remainder of the principal amount will be deemed paid in full. Under this provision, if the Company pays the amounts listed below by the corresponding dates, the remaining unpaid balance of the principal amount will be forgiven:

(i)	$200,000 by April 30, 2012; or

(ii)	$225,000 at any time from May 1, 2012 through June 30, 2012; or

(iii)	$250,000 at any time from July 1, 2012 through August 31, 2012.

If such payments are not made, then the remaining principal amount will be due on the Maturity Date. At March 31, 2012, the accrued balance outstanding (including an accrual for the debt premium) was $518,000.

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of March 31, 2012, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 11 — CASUALTY LOSS

On September 27, 2010, the Company’s French subsidiary, CXR Anderson Jacobson, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged, which was fully depreciated at the time of the fire, was primarily used for component parts storage.  Virtually all of the component parts that were on-site were destroyed in the fire.  The main operating facility of CXR AJ, which includes administration, finance, sales and engineering, was not damaged by the fire.  Immediately after the fire, the Company’s insurer was on-site evaluating the damage.  CXR AJ maintains adequate insurance coverage for such events and it anticipates that any business interruption impact will be recoverable under the insurance policy.

In 2010, the Company recorded an impairment for the component parts inventory destroyed by the fire of €800,000 (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company confirmed that this inventory was covered under at least net value, the Company recorded a receivable for the same amount as the impairment loss at December 31, 2010.  The insurance company had provided total advances of funds of €950,000 in the period up to December 31 2011, the majority of which were applied towards replacement of the component parts that were destroyed by the fire and were applied to the receivable. In addition at December 31, 2011 a receivable of €194,000 was recorded in relation to further amounts expected to be received from the insurance company. This amount was included in Prepaid and other current assets of the Condensed Consolidated Balance Sheet. In the three month period to March 31, 2012, the Company received a further sum of €90,000 (approximately $121,000) and further settlements totaling €86,000 (approximately $114,000) have been paid by the insurance company directly to suppliers. These amounts were applied directly to the receivable brought forward from the prior period, leaving a receivable balance of €18,000 (approximately $24,000) at March 31, 2012. Since that date, the Company has continued to work with its insurance company to finalize the valuation and settlement of our claims relating to business interruption and building construction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Cautionary Statement

 The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. You should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company's other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including the Annual Report on Form 10-K for the year ended December 31, 2011 and Current Reports on Form 8-K, which discuss the Company's business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to the Company's future economic performance and the Company's current beliefs regarding revenues that the Company might generate and profits it might earn if it is successful in implementing its business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the Company's ability to pay outstanding debt as it comes due;

•	the Company's ability to maintain our cost management activities implemented over the past several months and to otherwise contain costs;

•	the Company's ability to increase revenues through additional sales, customers, products and pricing;

•	the Company's ability to reach and sustain profitability;

•	the Company's ability to continue to borrow funds under the financing arrangements currently in place (see “Liquidity and Capital Resources”) or to secure additional financing in the future;

•
exposure to and impacts of various international risks including legal, business, political and economic risks associated with the Company's international operations, also including the impact of foreign currency translation (see “Foreign Currency Translation”);

•	the projected growth or contraction in the electronic devices and communications equipment markets in which the Company operates, including military and defense spending across the globe;

•	the Company's strategies for expanding, maintaining or contracting its presence in its chosen markets as specified above;

•	anticipated trends in the Company's financial condition and results of operations;

•	unexpected cancellation or deferment of orders;

•	the Company's ability to distinguish ourselves from our current and future competitors;

•	the Company's ability to secure long term purchase orders;

•	the Company's ability to deliver against our existing or future book of shippable orders (backlog);

•	technical or quality issues experienced by the Company, its suppliers and/or customers;

•	failure to comply with existing or future government or industry standards and regulations;

•	the Company's ability to successfully locate, acquire and integrate any possible future acquisitions;

•
the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which the Company participates and/or the ability for the Company to market the products which we sell; and

•
the Company's ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than we do and have significant resources in comparison to us.

The Company does not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” sections contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended, could cause the financial results, including the Company's net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

Business Description

The Company (''we'', ''us'' or similar terms) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States, England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first three months of 2012, our electronic devices segment contributed approximately 72% of overall net sales while the communications segment contributed approximately 28% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency (''RF''), and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including next generation in-flight entertainment and connectivity (''IFE&C'') systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Revenue Recognition

We derive revenues from sales of electronic devices and communications equipment products and services and extended warranty contracts.  Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collection is reasonably assured based on our knowledge of the customer and our credit and collections practices and policies.

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

Revenue recognition for products and services provided by our subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract under either a percentage of completion basis or the milestone method,whichever is more appropriate under GAAP.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  We offer extended warranty contracts for an additional cost to our customers, which we recognize rateably over the term of the extended warranty contract.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 94.8% of our net revenues, 89.9% of our total assets and 66.1% of our total liabilities as of and for the three months ended March 31, 2012.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”  We evaluate the impact of currency fluctuations on a periodic basis and, from time to time, participate in currency hedging activities when the need arises. We currently use foreign currency forward contracts, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Each reporting period, we obtain a valuation report from an independent third party to mark the instruments to market value and adjust the financial statements, accordingly, to reflect the market value of the instrument at the end of the reporting period.

Under relevant accounting guidance, the treatment of these translation gains or losses depends upon management’s determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of a subsidiary upon the parent and the nature of a subsidiary’s operations.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheet at March 31, 2012. During the three months ended March 31, 2012, we included translation gains of $0.5 million under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. Throughout the trading period, these currencies included the Euro and the British pound Sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for this accounting period.

Intangibles, including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors, including market conditions and operational performance of our acquired businesses.  In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under the GAAP Codification of Accounting Standards guidance for Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We performed our annual impairment test for goodwill at our electronic devices reporting unit as of December 31, 2011.  In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that reflected the risks associated with the current market.  We considered the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth at 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 12% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

As of March 31, 2012, our reported goodwill totaled $5.1 million, all of which belonged to the electronic devices reporting unit.

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

Overall net sales from continuing operations declined by 4% in the first quarter of 2012 compared to the first quarter of 2011.  Increases in the core commercial aerospace IFE&C products and military products from our electronic devices business units were offset by slower sales at our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for our synchronization and timing products which we are working to counter. This was further compounded by poorer than expected sales of network access products at our French operations due to the delay in shipment of a single significant order. International orders for our French network access products has continued to provide a solid backlog of orders which remains substantially higher than in previous years. We continue to work to counter the trend in the synchronisation and Timing products with a ramp up of our network access products in the United States but this is slower than we had anticipated.

Overall gross profit as a percentage of sales (“gross margin”) in the first quarter of 2012 remained consistent with the first quarter of 2011 at 28% and were in line with our expectations.

Although we suffered a loss for the first quarter of 2012, sales and gross margin remained relatively stable and with the benefit of reduced operational expenses compared to 2011, the loss from continuing operations decreased by $156,000. This result is consistent with our expectations. The individual design, which is a feature of most of the Company's products, frequently results in long lead times between orders and delivery and is not based on seasonal patterns, however the first quarter is the most sensitive to any decrease in sales volumes because certain fixed overhead (particularly related to public entity costs), is not absorbed. Additionally, we typically experience higher selling, general and administrative costs in the first quarter as a result of timing of audit and legal activities occurring during the first half of the year that are not present in the second half of the year. We expect to see an improvement in the second quarter of 2012, and profitability during the second half of the year from the fulfillment of orders from our backlog in our electronic devices segment.
The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the CXR Larus Test Product Line business in February 2012, for purposes of the following discussion and analysis, the CXR Larus Test Product Line has been removed from the prior period comparisons.

Comparison of the Three Months Ended March 31, 2012 and 2011

Net Sales

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$5,416	$4,622	$794	17.2%
as % of net sales from continuing operations	71.8%	58.7%
Communications equipment	$2,123	$3,254	$(1,131)	(34.8)%
as % of net sales from continuing operations	28.2%	41.3%
Total net sales from continuing operations	$7,539	$7,876	$(337)	(4.3)%

Electronic Devices Segment

The significant increase in net sales for our electronic devices segment of 17.2% during the first quarter of 2012 as compared to the first quarter of 2011 was the result of higher sales of commercial aerospace IFE&C products and military products. We continue to see a strong order book in these areas.

We are encouraged by the significant order intake and expect second and subsequent quarter sales in 2012 to also be higher than the comparable 2011 period as we continue to ship against a large backlog of shippable orders. However, the negative or positive translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty and timing of customer shipments can change due to the customized nature of our electronic devices business.

Communications Equipment Segment

The decrease in net sales within our communications equipment segment in the first quarter of 2012 of 34.8% as compared to 2011 was due to a significant reduction in sales at our United States communications equipment business unit as a result of a general decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for our Sync and timing products. This was further compounded by poorer than expected sales of network access products at our French operations due to the delay in shipment of a single significant order. International sales of our French network access products has continued to provide a solid backlog of orders which remains substantially higher than in previous years. We are actively working to expand the market reach for our French access products into the United States. However, in this highly competitive market, the efforts thus far have not yet translated into the level of sales that we believe are possible.

Gross Profit

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$1,462	$1,015	$447	44.0%
as % of net sales from continuing operations	27.0%	22.0%
Communications equipment	$647	$1,165	$(518)	(44.5)%
as % of net sales from continuing operations	30.5%	35.8%
Total gross profit from continuing operations	$2,109	$2,180	$(71)	(3.3)%
Total gross margin from continuing operations	28.0%	27.7%

Electronic Devices Segment

The primary driver for the increase in gross profit, as a percentage of sales, ("gross margin") was higher sales volumes as described above, resulting in improved absorption of fixed overhead. Product mix changed to include higher margin military sales and higher volume commercial aerospace markets sales, which typically have lower margins than military sales. Despite the lower margins, the higher volume of these commercial aerospace sales resulted in improved gross margins overall for our electronic devices segment.

Communications Equipment Segment

The decrease in gross margin of 44.5% for our communications equipment segment was primarily due to lower sales volumes at our U.S. business unit, and, to a much lesser extent, due to greater commercial pressure on network access product margins, although these remain our highest margin products. With sales volumes $1,131,000 lower than for the same period in 2011 the fixed overhead must be absorbed by fewer items being produced, which decreases gross margin.

Operating Expenses

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$2,363	$2,653	$290	10.9%
as % of net sales from continuing operations	31.3%	33.7%
Engineering and product development	$339	$433	94	21.7%
as % of net sales from continuing operations	4.5%	5.5%
Total operating expenses from continuing operations	$2,702	$3,086	384	12.4%

Selling, general and administrative expenses

Selling, general and administrative (''SG&A'') expenses for the first quarter of 2012 decreased from the prior year period in line with our expectations as a result of cost control measures taken during 2011.

Engineering and product development

Engineering and product development costs as a percentage of net sales remained relatively consistent at 4.5% in the first quarter of 2012 compared to 5.5% in the first quarter of 2011. Engineering and product development costs are increasingly captured in the cost of the related product as the balance of costs incurred has shifted from general product development to customer specific engineering.

Interest expense

Interest expense was $91,000 for the first quarter of 2012 compared to $86,000 for the first quarter of 2011. We expect the interest expense to reduce in the coming periods as a result of planned reduction in debt.

Other income and expense

We recorded other expense of $78,000 in the first quarter of 2012 compared to $53,000 in the first quarter of 2011.  Other expense in the first quarter of 2012 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and Euro on the current portion of certain assets and liabilities.

Loss from continuing operations

The loss from continuing operations was $862,000 in the first quarter of 2012 compared to a loss from continuing operations of $1,018,000 in the first quarter of 2011.  The reduction in the loss in the first quarter of 2012 compared to the first quarter of 2011 related to the improving gross profit from the electronic devices segment coupled with reduced overhead costs and reduced engineering and product development charges.

Income from discontinued operations

As explained in note 3 to the Condensed Consolidated Financial Statements, of this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. In the first three months of 2011, this element of the Company's operations contributed net sales of $163,000 and net income before tax of $59,000 (which has been removed from the results to enable full comparison of performance in the ongoing business).

Net loss

We reported a net loss of $871,000 in the first quarter of 2012 compared to a net loss of $959,000 in the first quarter of 2011.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We also have a variety of financing arrangements to support working capital and other short and long-term debt.

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various financing arrangements.  Working capital was $6.3 million as of March 31, 2012 as compared to $7.2 million as of December 31, 2011.  The decrease in working capital reflects strong cash collection from customers which has funded increased purchases as we plan production to meet our order book and meet quarter one corporate costs which tend to be higher than other quarters.  As of March 31, 2012 and December 31, 2011, we had accumulated deficits of $32.5 million and $31.6 million, respectively, and cash and cash equivalents of $1.5 million and $0.8 million, respectively.

As of March 31, 2012, approximately $1.1 million, or 76%, of our total $1.5 million of cash and cash equivalents were held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal operating needs through inter-company dividends and service charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries have issued guarantees on certain financing arrangements and, as a result, under the Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect cash generated from operations to improve through 2012 as a result of higher levels of shipments contributing to higher levels of collections on accounts receivable in subsequent periods. Our ability to generate cash from operations has been and will continue to be impacted by requirements to acquire inventory to satisfy shipments associated with our substantial order book, timing of these shipments and timing related to the collection on customer accounts associated with these shipments. Additionally, we continually monitor our need to invest in engineering and personnel to support such growth. As stated above, approximately 76% of our cash is held by our foreign subsidiaries and we are limited in the amounts we can repatriate for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt.

Backlog

Our future book of shippable orders (''backlog'') was $25.1 million as of March 31, 2012 as compared to $25.5 million as of December 31, 2011. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of March 31, 2012, approximately 92% of our backlog related to our electronic devices business, which have variable lead-times for our manufacturing processes due to the custom nature of the products. Approximately 8% of the backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

As of March 31, 2012, we had total debt obligations of $5.5 million.  A summary of this debt is shown in note 9 to the condensed consolidated financial statements of this Form 10-Q.

Total debt includes $739,000 outstanding related to subsidiary financing arrangements, a term loan to our former senior lender of $518,000 (inclusive of premium on debt), capital lease obligations of $248,000, a term loan to Lloyds TSB Bank plc of $1.1 million and notes payable in connection with the acquisition by the Company of Advanced Control Components Inc (''ACC''), to the former Shareholders of ACC (the “Former Shareholders”) of $2.8 million (maturing August 31, 2013). The current portion of our loans and obligations totaled $2.2 million at March 31, 2012.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2.75 million ($4.4 million based on the exchange rate on March 31, 2012), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of March 31, 2012, outstanding borrowings under the Receivables Finance Agreements were $113,000 (based on the exchange rate on March 31, 2012).

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on March 31, 2012) at an advance rate of 90% of presented trade receivables.
The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of March 31, 2012, CXR AJ had outstanding borrowings under the CIC Agreement of $526,000 (based on the exchange rate on March 31, 2012).

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of March 31, 2012, CXR Larus had borrowings under the Business Financing Agreement of $100,000.

PEM Credit Agreement

EMRISE Corporation (including each of its direct subsidiaries) is a party to a Credit Agreement (“PEM Credit Agreement”), initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, Inc., an affiliate of Private Equity Management Group (“PEM”), providing for a credit facility in the aggregate amount of $26 million.  As of March 31, 2012, we owed a total of $0.5 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement, as amended.

The Amended and Restated Term Loan A Note, dated August 31, 2010, is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note is payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity. Principal payments on the balance outstanding commenced in February 2012 and continue through to August 2012. The PEM Note bears interest at 15.5% per annum until paid in full, plus any applicable default rate or late fees. (Further details about this agreement are disclosed in note 9 to the condensed consolidated financial statements.)

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which the Company issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of March 31, 2012, the Company had $2.8 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($400,000 based on the exchange rate at March 31, 2012) is included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of March 31, 2012, £0.7 million (or $1.1 million based on the exchange rate at March 31, 2012) was outstanding under the Lloyds Term Loan.

Liquidity

In combination with forecast cash flows from operations and existing financing arrangements, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond. We have a substantial backlog of orders as of March 31, 2012, of which substantially all is for our foreign operations and which we expect to ship within the next 12 months. We continue to experience good booking levels to support future shipments. We expect the subsequent quarters of 2012 to have a high level of shipments against the existing backlog of orders, which will result in improved cash from operations in the second half of 2012. In order to support our future expected growth, we will need to reinvest a portion of this cash from operations back into the business for inventory purchases, engineering and product development. Therefore, we must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

Our ability to support our business plan is dependent upon our ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the second half of 2012. The steady reductions in losses over the past several quarters reflect a significant improvement in our operational performance. Management believes we are positioned to generate additional cash throughout the remainder of 2012 as a result of our significant order book and strong relationships with our customers and that we can successfully reduce costs through active cost management processes.  Management believes we will be able to satisfy our long-term debt service obligations, which require further payments of principal in the second half of 2012, through cash generated from operations, subject to our ability to repatriate cash from our foreign subsidiaries. However, if we are unable to satisfy our long-term debt obligations, management recognize that we may be required to sell specific assets, complete a recapitalization, or consummate a merger transaction in order to continue operations. Successfully executing these strategies to satisfy long-term debt obligations is uncertain and there are many short-term and long-term risks associated with attempting to execute each of these strategies.  Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and could have a material adverse effect on our ability to do business, continue our growth, develop new products, fulfill existing or future orders, or secure new customers or product orders.

Effects of Inflation

The impact of inflation and changing prices has not been significant for the past two years on the financial condition or results of operations of either the Company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, or in two separate, but consecutive, statements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this update, effective as of January 1, 2012 and now presents a single continuous statement of operations and comprehensive income/(loss).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2012.

PART II — OTHER INFORMATION

ITEM 6.                 EXHIBITS.

Number	Description

10.1
Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc., incorporated by reference to the Form 8-K filed on February 10, 2012.

10.2
Amendment Number 17 to Loan Documents dated as of February 8, 2012, by and among EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation, GVEC Resource IV Inc.and Private Equity Management Group LLC., incorporated by reference to the Form 8-K filed on February 10, 2012.

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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to the Consolidated Financial Statements.*(1)

________________________________________
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

EMRISE CORPORATION
Dated:	May 15, 2012	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)
Dated:	May 15, 2012	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades,
Director of Finance
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

10.1
Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc., incorporated by reference to the Form 8-K filed on February 10, 2012.

10.2
Amendment Number 17 to Loan Documents dated as of February 8, 2012, by and among EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation, GVEC Resource IV Inc.and Private Equity Management Group LLC., incorporated by reference to the Form 8-K filed on February 10, 2012.

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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements.(1)

___________________________________________
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