Form 10-Q
period 2012-06-30
Emrise CORP
filed 2012-08-14
CIK 854852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 9, 2012 was 10,683,337.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$852	$805
Accounts receivable, net of allowances for doubtful accounts of $76 at June 30, 2012 and $123 at December 31, 2011	5,710	5,971
Other receivables	—	363
Inventories	8,306	8,404
Current deferred tax assets	33	24
Prepaid and other current assets	631	1,008
Current assets of assets held for sale	—	345
Total current assets	15,532	16,920
Property, plant and equipment, net	1,042	957
Goodwill	5,032	4,970
Intangible assets other than goodwill, net	770	838
Deferred tax assets	149	227
Restricted cash	393	386
Other assets	354	370
Total assets	$23,272	$24,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,937	$3,445
Accrued expenses	3,770	3,551
Lines of credit	938	468
Current portion of long-term debt	1,089	1,658
Income taxes payable	218	298
Other current liabilities	271	269
Current liabilities of assets held for sale	—	13
Total current liabilities	9,223	9,702
Long-term debt	3,052	3,615
Deferred income taxes	—	89
Other liabilities	736	664
Total liabilities	13,011	14,070
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,683,337 issued and outstanding at both June 30, 2012 and December 31, 2011.	128	128
Additional paid-in capital	44,173	44,162
Accumulated deficit	(32,119)	(31,626)
Accumulated other comprehensive loss	(1,921)	(2,066)
Total stockholders’ equity	10,261	10,598
Total liabilities and stockholders’ equity	$23,272	$24,668
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$8,600	$6,787	$16,139	$14,663
Cost of sales	6,205	5,076	11,635	10,772
Gross profit	2,395	1,711	4,504	3,891
Operating expenses:
Selling, general and administrative	2,253	2,467	4,615	5,121
Engineering and product development	316	438	655	870
Total operating expenses	2,569	2,905	5,270	5,991
Loss from operations	(174)	(1,194)	(766)	(2,100)
Other income (expense):
Interest income	11	12	23	24
Interest expense	(92)	(83)	(183)	(169)
Other, net	483	(4)	405	(57)
Gain on extinguishment of debt	275	—	275	—
Total other income/(expense), net	677	(75)	520	(202)
Income/(Loss) before income taxes	503	(1,269)	(246)	(2,302)
Income tax expense (benefit)	125	(43)	238	(58)
Income/(Loss) from continuing operations	378	(1,226)	(484)	(2,244)
Discontinued operations:
(Loss)/Income from discontinued operations	—	458	(9)	517
Tax provision on discontinued operations	—	111	—	111
Income/(Loss) from discontinued operations	—	347	(9)	406
Net Income/(Loss)	$378	$(879)	$(493)	$(1,838)
Weighted average shares outstanding
Basic	10,683	10,667	10,683	10,667
Diluted	10,683	10,667	10,683	10,667
Income/(Loss) per share
Basic
Continuing operations	$0.04	$(0.11)	$(0.05)	$(0.21)
Discontinued operations	$—	$0.03	$—	$0.04
Net income/(Loss)	$0.04	$(0.08)	$(0.05)	$(0.17)
Diluted
Continuing operations	$0.04	$(0.11)	$(0.05)	$(0.21)
Discontinued operations	$—	$0.03	$—	$0.04
Net Income/(Loss)	$0.04	$(0.08)	$(0.05)	$(0.17)

Statement of Comprehensive Income/(Loss)
Net Income/(Loss)	$378	$(879)	$(493)	$(1,838)
Foreign currency translation adjustment	$(327)	$113	$145	$525
Comprehensive Income/(Loss)	$51	$(766)	$(348)	$(1,313)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(493)	$(1,838)
Adjustments to arrive at net loss from continuing operations	9	(406)
Net loss from continuing operations	$(484)	$(2,244)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	203	205
Provision for doubtful accounts	—	21
Provision for inventory reserve	303	—
Provision for warranty reserve	93	61
Deferred taxes	(20)	—
Gain on extinguishment of debt	(275)	—
Amortization of debt/(premium) discount	(45)	(37)
Stock-based compensation	11	65
Changes in assets and liabilities:
Accounts receivable	516	587
Inventories	(412)	(1,266)
Prepaid and other assets	731	655
Accounts payable and accrued expenses	(419)	(101)
Operating cash flow used in continuing operations	202	(2,054)
Operating cash flow provided by discontinued operations	—	406
Net cash used in operating activities	202	(1,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(212)	(31)
Net proceeds from sale of discontinued operations	300	—
Net cash used in investing activities	88	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from lines of credit	470	340
Repayments of long-term debt	(812)	(101)
Net cash provided by (used in) financing activities	(342)	239
Effect of exchange rate changes on cash	99	493
Net increase/(decrease) in cash and cash equivalents	47	(947)
Cash and cash equivalents at beginning of period	805	3,742
Cash and cash equivalents at end of period	$852	$2,795

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$58	$112

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the related interim periods ended June 30, 2012 and 2011. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive loss, but excluded from net income/(loss), as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments.

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

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income/(Loss) Per Share from Continuing Operations

Basic income/(loss) per share from continuing operations is computed by dividing net income/(loss) from continuing operations by the weighted average common shares outstanding during a period.  Diluted income/(loss) per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  As a result of the losses from continuing operations incurred by the Company for the six months ended June 30, 2012 and 2011, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income/(loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NUMERATOR:
Net income/(loss)	$378	$(879)	$(493)	$(1,838)
Less: income/(loss) from discontinued operations	—	347	(9)	406
Net income/(loss) from continuing operations	$378	$(1,226)	$(484)	$(2,244)
DENOMINATOR:
Basic weighted average common shares outstanding	10,683	10,667	10,683	10,667
Diluted weighted average common shares outstanding	10,683	10,667	10,683	10,667
Basic and diluted income/(loss) per share from continuing operations	$0.04	$(0.11)	$(0.05)	$(0.21)

The following table shows the common stock equivalents that were outstanding as of June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of June 30, 2012	513,000	$1.31 – $7.50
As of June 30, 2011	586,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of June 30, 2012	8,000	$4.31
As of June 30, 2011	8,000	$4.31

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

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced.  For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues contribute less than 3% of total revenue and, therefore, are not considered to be material to the overall financial results.

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

NOTE 2 — LIQUIDITY

The Company's liquidity is heavily dependent upon its underlying profitability. Credit facilities for the operating subsidiaries depend upon sales and the UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. The Company reported a net profit after tax from continuing operations for the three months ended June 30, 2012 of $378,000 and a loss of $484,000 for the six months ended June 30, 2012, compared with losses from continuing operations for the three and six months ended June 30, 2011 of $1,226,000 and $2,244,000, respectively.  The Company reported working capital of $6.3 million at June 30, 2012 compared with $7.2 million at December 31, 2011.  There are no immediate capital expenditure plans which will absorb working capital and management considers that the current level of working capital is adequate for the Company's current requirements. The majority of the Company's cash is held by its foreign subsidiaries, and there are limitations on the amounts that may be repatriated for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt but it is possible for the overseas companies to pay dividends to the parent Company if required.

Management regularly reviews existing banking and other finance facilities. During the last quarter, as part of this review, the Company took the opportunity to repay the remaining credit facility with GVEC Resources IV, an affiliate of PEM (the "PEM Credit Agreement") and continued to reshape the Company's overall debt profile by more closely aligning the debt repayment schedule with the Company's cash generation capabilities. Extinguishing the debt to PEM coupled with the plan to reschedule promissory note payments totaling approximately $2.9 million will allow the Company to conserve its cash. The improvement in trading and the resulting cash flows from operations combined with the financing arrangements referred to above substantiates the Company's belief that it has sufficient funding to support its working capital requirements during the next 12 months and beyond. The Company has a substantial backlog of orders as of June 30, 2012, of which the substantial majority is for foreign operations and which is expected to ship within the next 12 months. The Company continues to experience sufficient booking levels to support future shipments. The Company expects the third and fourth quarters of 2012 to have a high level of shipments against the existing backlog of orders which will result in improved cash from operations in the second half of 2012 and into 2013. In order to support its future expected growth, the Company will need to reinvest a significant portion of this cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, management must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

NOTE 3 — DISCONTINUED OPERATIONS

 Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE Corporation, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was completed on February 7, 2012. The Test Product Line was previously included in the Company's communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011.

The following table reflects the major classes of assets and liabilities for the Test Product Line as of December 31, 2011 (in thousands):

December 31, 2011
Accounts receivable, net	$131
Inventory, net	214
Prepayments and other current assets	—
Total current assets	345
Property, plant and equipment, net	—
Total assets	$345
Total current liabilities	$13

 There were no test equipment assets or liabilities remaining at June 30, 2012.

In 2010 the Company entered into a Stock Purchase agreement with Aeroflex Incorporated relating to the sale of the common stock of Advanced Control Components Inc (''ACC''), a subsidiary of the Company at that date. The agreement allowed for an adjustment to the sale price dependent upon, among other things, a calculation of net working capital. The Company classified the ACC operations as discontinued operations in 2010 and this was disclosed as discontinued operations in 2011.

The following tables summarize certain components of the statements of operations for discontinued operations for the Test Product Line and for ACC for the three and six months ended June 30, 2012 (in thousands):

	2012
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Test Product Line	ACC	Total	Test Product Line	ACC	Total
Net Sales	—	—	—	—	—	—
Income from operations	—	—	—	—	—	—
Loss on sale	—	—	—	$(9)	—	$(9)
Provision for income taxes	—	—	—	—	—	—
Net (loss)/income	—	—	—	$(9)	—	$(9)
(Loss) earnings per share:		—
Basic and diluted	—	—	—	—	—	—
Weighted average shares outstanding:
Basic and diluted	10,683	10,683	10,683	10,683	10,683	10,683

	2011
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Test Product Line	ACC	Total	Test Product Line	ACC	Total
Net Sales	$163	—	163	$326	—	326
Income from operations	$42	$416	$458	$101	$416	$517
Provision for income taxes	—	$111	$111	—	$111	111
Net income	$42	$305	$347	$101	$305	$406
Earnings per share:
Basic and diluted	—	0.03	0.03	—	0.03	0.04
Weighted average shares outstanding:
Basic and diluted	10,667	10,667	10,667	10,667	10,667	10,667

NOTE 4 — STOCK-BASED COMPENSATION

The Company has five stock option plans, the following two of which continue to be available, and these are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

•Amended and Restated 2000 Stock Option Plan; and
•2007 Stock Incentive Plan.

The Company’s Board of Directors does not intend to issue any additional options under the Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $11,000 for the six months ended June 30, 2012 and $65,000 for the six months ended June 30, 2011.  The restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Board of Directors of the Company. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2012, the Company had no unrecognized compensation expense related to stock option grants.

NOTE 5 — INVENTORIES

Inventories are stated net of provisions, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$3,548	$3,908
Work-in-process	2,354	1,850
Finished goods	2,404	2,646
Total inventories	$8,306	$8,404

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales
Electronic devices	$5,940	$4,705	$11,356	$9,327
Communications equipment	2,660	2,082	4,783	5,336
Total net sales	$8,600	$6,787	$16,139	$14,663
Operating income (loss)
Electronic devices	$772	$294	$1,347	$486
Communications equipment	(173)	(591)	(478)	(671)
Corporate and other	(773)	(897)	(1,635)	(1,915)
Total operating loss	$(174)	$(1,194)	$(766)	$(2,100)

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2012	December 31, 2011
Total assets
Electronic devices	$16,281	$16,188
Communications equipment	6,364	7,262
Corporate and other	627	873
Assets held for resale	—	345
Total assets	$23,272	$24,668

NOTE 7 — GOODWILL

 The following table reflects changes in goodwill balances for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$4,970
Foreign currency translation	62
Balance at June 30, 2012	$5,032
The goodwill all relates to the electronic devices segment of the business.

NOTE 8 — INCOME TAXES

The tax charge for the six months ended June 30, 2012 differed from the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carry forwards.

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

As of June 30, 2012, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first six months of 2012. As of June 30, 2012, the Company had no accrual for interest or penalties.

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

All amounts are in $ thousands

Lines of credit	June 30, 2012	December 31, 2011
Lloyds TSB Commercial Finance	248	139
FACTOCIC	633	329
Bridge Bank	57	—
Lines of credit	$938	$468

Long-term debt	June 30, 2012	December 31, 2011
Lloyds TSB term loan	1,006	1,093
PEM credit agreement	—	1,000
Promissory notes payable	2,877	2,877
Capital lease obligations	258	258
	4,141	5,228
Unamortized premium on debt	—	45
	4,141	5,273
Current portion of long-term debt	(1,089)	(1,658)
Long-term debt	$3,052	$3,615

Details of the borrowings set out in the table above are explained below.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2,750,000 ($4,320,250,000 based on the exchange rate on June 30, 2012), in each case at a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance which is paid monthly.  As of June 30, 2012, outstanding borrowings under the Receivable Finance Agreements were $248,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of June 30, 2012, CXR AJ had $633,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement, dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which, Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%  To secure Bridge Bank’s obligations, Bridge Bank was granted a continuing security interest in certain collateral of CXR Larus.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of June 30, 2012, CXR Larus had borrowings of $57,000 under the Business Financing Agreement.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012, at which time Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($393,000 based on the exchange rate at June 30, 2012) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of June 30, 2012, £641,314 ($1,006,000 based on the exchange rate at June 30, 2012) was outstanding under the Lloyds Term Loan.

PEM

The PEM Credit Agreement was originally advanced in November 2007 for an aggregate amount of $26 million. Since that date, the Company has repaid portions of the loan in accordance with the loan terms. On February 8, 2012, the Lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note was payable on a monthly interest only basis through to February 28, 2013 (the “Maturity Date"). The Note was payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. Notwithstanding the foregoing, the Note required a one-time principal payment to the Lender on or before February 29, 2012 in

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the amount of $500,000. This was paid on schedule. In addition, if the Company paid certain amounts of principal before specific dates, the remainder of the principal amount would be deemed paid in full. Under this provision, the Company paid $225,000 prior to June 30, 2012 and as a result, the remaining unpaid balance of the principal being $275,000, was forgiven and at June 30, 2012, the accrued balance outstanding (including an accrual for the debt premium) was extinguished.

Promissory Notes Payable

The promissory notes are subordinated secured contingent promissory notes, which were issued in May 2008 and subsequently amended, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013. The notes are secured by a charge over the Company's assets. Interest is payable quarterly beginning October 1, 2010 through to the Maturity Date.  Principal payments are scheduled to commence on October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of June 30, 2012, the outstanding principal balance under the Amended Subordinated Contingent Promissory Notes was $2,877,000

NOTE 10 — FAIR VALUE MEASUREMENTS

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of June 30, 2012, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 11 — CASUALTY LOSS

On September 27, 2010, the Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged, which was fully depreciated at the time of the fire, was primarily used for component parts storage.  Virtually all of the component parts that were on-site were destroyed in the fire.  The main operating facility of CXR AJ, which includes administration, finance, sales and engineering, was not damaged by the fire.  Immediately after the fire, the Company’s insurer evaluated the damage to identify and quantify the scale of the losses and subsequently to assess the impact of the business interruption.

In 2010, the Company recorded an impairment for the component parts inventory destroyed by the fire of €800,000 (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company confirmed that this inventory was covered, the Company recorded a receivable for the same amount as the impairment loss at December 31, 2010.  The insurance company had provided total advances of funds of €950,000 in the period up to December 31, 2011, the majority of which were applied towards replacement of the component parts that were destroyed by the fire and were applied to the receivable. In addition, at December 31, 2011, a receivable of €194,000 was recorded in relation to further amounts expected to be received from the insurance company. This amount was included in Prepaid and other current assets of the Condensed Consolidated Balance Sheet. During the three months ended June 30, 2012, the Company settled the claim relating to business interruption, inventory losses and building reconstruction with the Insurance Company. The claim was settled with the receipt of €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption which was received in July 2012. The latter sum has been included in current assets as of the quarter end. The credit to the Statement of Operations for the three months and six months ended June 30, 2012 is $473,000. There were no equivalent sums in 2011.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Cautionary Statement

 The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. You should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company's other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including the Annual Report on Form 10-K for the year ended December 31, 2011 and the Current Reports on Form 8-K, which discuss the Company's business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to the Company's future economic performance and the Company's current beliefs regarding revenues that the Company might generate and profits it might earn if it is successful in implementing its business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•
We are not currently a consistently profitable company. If we continue to incur losses, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

•	Our growth strategy includes organic revenue growth, which may not result in increased revenues or profitability and may deplete cash reserves without return on investment.

•	Because of our currently low common stock trading price, we could be a target for a buyer or subject to a hostile takeover at a depressed value.

•	We rely heavily on our management, and the loss of their services could adversely affect our business.

•	The global financial crisis and global economic recession:
has had and may continue to have significant negative effects on our customers and our suppliers;
has had and may continue to have significant negative effects on our access to credit and our ability to raise capital;
may prevent us from accurately forecasting demand for our products;
may increase the risk that we could suffer unrecoverable losses on our customers' accounts receivable; and
may increase the risk that we cannot sell inventory that is on hand, resulting in excess inventory levels;
and may therefore negatively affect our business, market share, results of operations, and financial condition.

•
Our defense and aerospace programs are highly dependent on economic and political factors which are outside of our control.  Changes in defense budgets in countries around the world and/or changes in priorities on such spending could materially affect our business.

•	If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

•	Our lack of long-term purchase orders or commitments may materially adversely affect our business.

•	The sales cycles of many of our products are lengthy, exposing us to the risks of delays, foregone orders and fluctuations in operating results.

•	The unpredictability of our quarterly and annual operating results may cause the price of our common stock to fluctuate or decline.

•
Most of our competitors have greater resources than we do.  If we are unable to keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries, we may not be able to compete successfully with them and thereby possibly causing our stock price to decline.

•	Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets, which may cause the price of our common stock to fluctuate or decline.

•	We are exposed to various legal, business, political and economic risks associated with our international operations, which could negatively affect our business including:
fluctuations in currency exchange rates;
import and export license requirements and restrictions of the U.S. and each other country in which we operate;
exposure to different business practices and legal standards, particularly with respect to intellectual property;
repatriation of profits;
the imposition or changes to regulations, governmental controls and restrictions; and
burdens of complying with the variety of local laws, taxes and tariffs.

•
 If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products and/or we may incur significant warranty liabilities associated with existing products.

•
Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements.  As a result, exchange rate fluctuations have historically and may in the future materially affect our reported results of operations.

•	Because we believe that proprietary rights are material to our success, misappropriation of these rights could materially adversely affect our financial condition.

•	Breaches of data security could negatively impact our business.

•	Because we depend on computer and telecommunications systems we do not own or control, we are subject to adverse affects by potential third party operational system failures.

•	We continue to have outstanding debt owed, some of which falls due within the next 12 months.

•	Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

In addition, the following factors constitute risks:

•	the Company's ability to pay outstanding debt as it comes due;

•	the Company's ability to maintain our cost management activities implemented over the past several months and to otherwise contain costs;

•	the Company's ability to increase revenues through additional sales, customers, products and pricing;

•	the Company's ability to consistently reach and to sustain profitability;

•
the Company's ability to continue to service funds under the financing arrangements currently in place (see “Liquidity and Capital Resources”) or to reschedule or secure additional financing in the future;

•	exposure to and impacts of various international risks including legal, business, political and economic risks associated with the Company's international operations;

•	the projected growth or contraction in the electronic devices and communications equipment markets in which the Company operates, including military and defense spending across the globe;

•	the Company's strategies for expanding, maintaining or contracting its presence in its chosen markets as specified above;

•	unexpected cancellation or deferment of orders;

•	the Company's ability to distinguish ourselves from our current and future competitors;

•	technical or quality issues experienced by the Company, its suppliers and/or customers;

•	failure to comply with existing or future government or industry standards and regulations; and

•
the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which the Company participates and/or the ability for the Company to market the products which we sell.

The Company does not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” sections contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 could cause the financial results, including the Company's net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

Business Description

The Company (''we'', ''us'' or similar terms) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States, England, and France.  These businesses are organized into two operating segments: electronic devices and communications equipment. In the first six months of 2012, the electronic devices segment contributed approximately 70% of overall net sales and the communications segment contributed approximately 30% of overall net sales. This compares with 64% and 36% in the comparable period of 2011. The subsidiaries within the electronic devices segment design, develop, manufacture and market power supplies, radio frequency (''RF''), and microwave devices for defense, aerospace and industrial markets.  The Company's subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within the electronic devices segment, the Company produces a range of power systems and RF and microwave devices and sub-system assemblies.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  The electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including next generation in-flight entertainment and connectivity (''IFE&C'') systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

Within the communications equipment segment, the Company produces a range of network access equipment, including network timing and synchronization products, for public and private communications networks.  This segment is “end-user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  The communications equipment is used in a broad range of network applications primarily for private communications networks, public communications carriers, and also for utility companies and military applications, including homeland security.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of the critical accounting policies, defined as those policies that management believes are the most important to the portrayal of the financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

Revenues are derived from sales of electronic devices and communications equipment products and services and extended warranty contracts.  Sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  Revenues are recognized when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collection is reasonably assured based on the Company's knowledge of the customer and credit and collections practices and policies.

Revenues from domestic sales are recognized at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because sales are final and the Company quality tests products prior to shipment to ensure the products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

     Revenue recognition for products and services provided by the Company's subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract under either a percentage of completion basis or the milestone method, whichever is more appropriate under GAAP.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  The Company offers extended warranty contracts for an additional cost to our customers, which are recognized rateably over the term of the extended warranty contract.

Revenues for products sold by the Company's subsidiary in France are recognized at the point of shipment.  Customer discounts are included in the product price list provided to the customer.  Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced.  For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues contribute less than 3% of total revenue and, therefore, are not considered to be material to the overall financial results.

Product Warranty Liabilities

Generally, the Company's products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, a two-year limited parts and labor warranty is offered.  Extended warranties beyond two years are sometimes offered to customers for an additional cost.  Products returned under warranty typically are tested and repaired or replaced at the Company's option.  Historically, the Company has not experienced significant warranty costs or returns.

A liability is recorded for estimated costs that the Company expects to incur under the basic limited warranties when product revenue is recognized.  Factors affecting the warranty liability include the number of units sold, the types of products involved, historical and anticipated rates of claim and historical and anticipated costs per claim.  The Company regularly assesses the adequacy of the warranty liability accrual based on changes in these factors.

Inventory Valuation

Electronic devices are generally built to specific order whereas communications equipment is generally built to forecast. Consequently, the Company produces a larger amount of finished goods in the communications equipment business to enable prompt service to customers. The Company's products consist of numerous electronic and other materials, which necessitate detailed inventory management.  Inventory is valued at the lower of the cost to purchase or manufacture the inventory (first-in, first-out) and the current estimated market value of the inventory (net realizable value). The Company adopts a cyclical approach to counting inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, and physical inventory inspections are carried out at least once a year. Inventory quantities on hand are regularly reviewed and a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements for the next 12 to 24 months are recorded. Additionally, to determine inventory write-down provisions, product line inventory levels and individual items are reviewed as necessary and periodically assumptions about forecasted demand and market conditions are revised.  Any inventory that are determined to be obsolete, either in connection with the physical count or at other times of observation, is specifically reserved for and subsequently written-off.

The electronic devices and communications equipment industries are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Although every effort is made to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the inventory and the reported operating results.

Foreign Currency Translation

Foreign subsidiaries account for approximately 95% of the Company's net revenues, 92% of our total assets and 60% of the Company's total liabilities as of and for the six months ended June 30, 2012.  In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within the statement of operations under the caption “other income (expense)” or as a separate part of the net equity under the caption “accumulated other comprehensive income (loss).”  The impact of currency fluctuations are reviewed on a periodic basis and, from time to time the Company participates in currency hedging activities when the need arises. Foreign currency forward contracts are employed, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Each reporting period, the Company obtains a valuation report from an independent third party to mark the instruments to market value and adjust the financial statements, accordingly, to reflect the market value of the instrument at the end of the reporting period.

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

If management deems any subsidiary’s functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).  However, if management deems the functional currency to be U.S. dollars, then any gain or loss associated with the translation of these financial statements would be included in other income (expense) within the statement of operations.

Upon the disposal of any of subsidiaries, any cumulative translation gains or losses are realized in the statement of operations. If it is determined that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change is included within the statement of operations.

Based on the assessment of the factors discussed above, it is considered that the functional currency of each of the international subsidiaries is the local currency of that subsidiary. Accordingly, cumulative translation losses of $1.9 million were included as part of accumulated other comprehensive loss within the balance sheet at June 30, 2012. During the three and six months ended June 30, 2012, we included translation losses of $0.33 million and translation gains of $0.15 million respectively under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which business is transacted as compared to the value of the U.S. dollar. Throughout the trading period, these currencies included the Euro and the British pound Sterling. Any future translation gains or losses could be significantly higher or lower than those recorded for this accounting period.

Intangibles, including Goodwill

The Company periodically evaluates its intangible assets, including goodwill, for potential impairment. Such judgment regarding the potential impairment is based on many factors, including market conditions and operational performance of the acquired businesses.  In assessing potential impairment of goodwill, management considers these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, additional impairment charges may be recorded. In assessing the recoverability of goodwill and other intangibles, management must make assumptions regarding estimated future cash flow and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, it may be necessary to record impairment charges against the carrying value of these assets.  If that were the case, the Company would record an expense in order to reduce the carrying value of the goodwill.  Under the GAAP Codification of Accounting Standards guidance for Goodwill and Other Intangible Assets, the Company is required to analyze goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A full annual impairment test for goodwill at our electronic devices reporting unit was carried out as of December 31, 2011.  In performing the valuation, management used cash flows forecasts and discount rates that reflected the risks associated with the current market.  Management considered the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach, growth at 4.0% was assumed as a result of expected shipments on existing contracts and future opportunities.  The projected cash flows were discounted at 12% to determine the fair value for the electronic devices reporting unit.  For the market approach, the ''guideline'' public company method was adopted, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these guideline companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

As of June 30, 2012, the reported goodwill totaled $5.0 million, all of which belonged to the electronic devices reporting unit.

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

Overall net sales from continuing operations increased by 27% in the second quarter of 2012 compared to the second quarter of 2011.  Increases in the core commercial aerospace in flight entertainment and connectivity (''IFE&C'') products and military products from our electronic devices business units were matched by improved sales at our French communications equipment business unit. This increase in the Company's French operation is explained by the delivery of a large order which was delayed from the first quarter to the second quarter. The steady escalation of demand for the electronic devices products produced by the Company's UK subsidiaries is encouraging and the order-book maintained by these Companies shows no sign of diminishing. There continues to be a decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company's synchronization and timing products and legacy Access products. The Company is seeking to counter this decrease with the sale of its Network Access products. International orders, increasingly from North Africa, for the Company's French Network Access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years and the local sales teams continue to work to counter the trend in the synchronization and timing products with a ramp up of the Company's Network Access products in the United States but this is slower than management had anticipated.

Overall gross profit as a percentage of sales (“gross margin”) in the second quarter of 2012 remained consistent with the first quarter of 2012 at 28% and significantly ahead of the 25% margin for the second quarter of 2011. This reflects the consistent performance from the increasingly important Electronics devices segment of the business through 2012.

The Company reported a profit for the three months ended June 30, 2012 benefiting from a gain of $275,000 on the extinguishment of a debt with the Company's former principal finance provider, PEM, and the settlement of an insurance claim at the Company's French subsidiary which resulted in the recognition of other income of $473,000 in the period. The custom nature of each design, which is a feature of most of the Company's products, frequently results in long lead times between orders and delivery and is not based on seasonal patterns. However, the first half year is more sensitive to sales volumes because certain fixed overhead (particularly related to public entity costs), is less easily absorbed. Additionally, the Company typically experiences higher selling, general and administrative costs as a result of timing of audit and legal activities occurring during the first half of the year that are not present in the second half of the year. Management expects to see a continuing improvement in the second half of 2012, and profitability during the second half of the year from the fulfillment of orders from the backlog in the Company's electronic devices segment.
While overall sales have grown 27% compared to the three months ended June 30, 2011, the split of the Company's sales between the two business segments has remained consistent with the comparable three month period of 2011. The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the CXR Larus Test Product Line business in February 2012, for purposes of the following discussion and analysis, the CXR Larus Test Product Line has been removed from the prior period comparisons.

Comparison of the Three Months Ended June 30, 2012 and 2011

Net Sales

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$5,940	$4,705	$1,235	26.2%
as % of net sales from continuing operations	69.1%	69.3%
Communications equipment	$2,660	$2,082	$578	27.8%
as % of net sales from continuing operations	30.9%	30.7%
Total net sales from continuing operations	$8,600	$6,787	$1,813	26.7%

Electronic Devices Segment

The Electronic devices segment of the Company continued to grow net sales impressively through the quarter. Growth of 26.2% during the second quarter of 2012 as compared to the second quarter of 2011 was in line with management's expectations and was the result of higher sales of commercial aerospace IFE&C products and military products. The Company continues to see a strong order book in these areas.

Management is encouraged by the significant order intake and expects the sales in the second half of 2012 to also be higher than the comparable 2011 period as orders are shipped against the large backlog. The negative or positive translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty and timing of customer shipments can change due to the customized nature of our Electronic devices business but management actively monitors the Company's exposure to this risk.

Communications Equipment Segment

There was a 28% increase in net sales within the Company's communications equipment segment in the second quarter of 2012 over the same period in 2011. The Company's French communications equipment business unit constitutes an increasingly important part of this segment. This was offset by a general decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for timing and synchronization products. Sales of our French Network Access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years. The company's sales team are actively working to expand the market reach for the French access products into the United States. However, in this highly competitive market, the efforts thus far are yet to translate into the level of sales that management believe is possible.

Gross Profit

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$1,661	$1,071	$590	55.1%
as % of net sales from continuing operations	28.0%	22.8%
Communications equipment	$734	$640	$94	14.7%
as % of net sales from continuing operations	27.6%	30.7%
Total gross profit from continuing operations	$2,395	$1,711	$684	40.0%
Total gross margin from continuing operations	27.8%	25.2%

Electronic Devices Segment

The primary drivers for the increase in gross profit were the improved gross profit percentage within the Electronics devices segment, and the higher sales volumes as described above, resulting in improved absorption of fixed overhead. The product mix changed to include a smaller proportion of the higher margin military sales and higher volume commercial aerospace markets sales. The higher volume of these commercial aerospace sales resulted in improved gross margins overall for our electronic devices segment.

Communications Equipment Segment

While the gross margin percentage in the second quarter of 2012 fell compared to the same period in 2011 the overall gross profit was higher reflecting the improved sales volume in the Company's French operations where the gross margin percentage has been broadly consistent throughout 2011 and the first half of 2012. Lower sales volumes at our U.S. business unit, and increasing pressure on network access product margins (which have traditionally been among the Company's highest margin products) were offset by the steady trading at the Company's French operations.

Operating Expenses

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$2,253	$2,467	$214	8.7%
as % of net sales from continuing operations	26.2%	36.3%
Engineering and product development	$316	$438	122	27.9%
as % of net sales from continuing operations	3.7%	6.5%
Total operating expenses from continuing operations	$2,569	$2,905	336	11.6%

Selling, general and administrative expenses

The cost control measures that were initiated during 2011 yielded savings in the second quarter of 2012. Selling, general and administrative (''SG&A'') expenses for the second quarter of 2012 decreased by 8.7% compared with the same period in 2011 despite the need to service the increase in sales. Specific savings have been achieved in salary costs at CXR Larus, the Company's US Communication sector business, but other cost savings have been achieved throughout the business.

Engineering and product developmen

Engineering and product development costs as a percentage of net sales reduced to 3.7% in the second quarter of 2012 compared to 6.5% in the second quarter of 2011. Engineering and product development costs are increasingly captured in the cost of the related product as the balance of costs incurred has shifted from product development in our communication equipment business to customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $92,000 for the second quarter of 2012 compared to $83,000 for the second quarter of 2011. It is anticipated that the interest expense will reduce in the coming periods as a result of reduction in debt through the extinguishment of the loan from PEM and in particular the punitive interest rate that the Company suffered on the PEM debt.

Other income/(expense)

We recorded the benefit of $483,000 under the ''other expense'' category in the second quarter of 2012 compared to a charge of $4,000 in the second quarter of 2011.  Other expense in the second quarter of 2012 consists primarily of insurance claim income of $473,000 plus short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and Euro on the current portion of certain assets and liabilities.

Gain on extinguishment of debt

Under the terms of the debt with PEM, the Company was eligible for a discount of $275,000 if the loan was repaid prior to June 30, 2012. The debt was eliminated by paying the outstanding debt of $225,000 during the last quarter and the Company was therefore able to record the discount of $275,000 as income in the quarter ended June 30, 2012.

Income tax expense

There was a charge for the three month period ended June 30, 2012 of $125,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company's UK subsidiaries. There are no taxable profits elsewhere in the group during the quarter.

Income from continuing operations

The net income after tax from continuing operations was $378,000 in the second quarter of 2012 compared to a loss from continuing operations of $1,226,000 in the second quarter of 2011.  The significant improvement of $1,604,000 in the profit in the second quarter of 2012 compared to the second quarter of 2011 related to the improving gross profit from the electronic devices segment coupled with reduced overhead costs and reduced engineering and product development charges and the benefit of finalizing the insurance claim for the fire that the Company suffered in France in 2010 and the early settlement discount that arose from paying off the PEM debt.

Income from discontinued operations

As explained in Note 3 to the Condensed Consolidated Financial Statements, in this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. In the second quarter of 2011, this element of the Company's operations contributed net sales of $163,000 and net income before tax of $42,000. ACC, another discontinued business contributed $305,000 to net income after tax for the quarter ended 30 June, 2011. The results of these discontinued businesses have been disclosed separately to enable full comparison of performance in the ongoing business.

Net Income

The Company reported an overall net income from continuing and discontinued operations of $378,000 in the second quarter of 2012 compared to a net loss of $879,000 in the second quarter of 2011 representing an improvement of $1,257,000.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net Sales

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$11,356	$9,327	$2,029	21.8%
as % of net sales from continuing operations	70.4%	63.6%
Communications equipment	$4,783	$5,336	$(553)	(10.4)%
as % of net sales from continuing operations	29.6%	36.4%
Total net sales from continuing operations	$16,139	$14,663	$1,476	10.1%

Electronic Devices Segment

The sales growth percentage in the first quarter of 2012 was consistent with that of the second quarter enabling the Company to post an overall organic growth figure for the Electronic devices segment of 21.8% for the half year ended June 30, 2012 compared with the same six month period in 2011. The Company has benefited from strong demand for its commercial aerospace IFE&C products and military products. The order book in these areas remains strong.

Communications Equipment Segment

The 10.4% decrease in net sales within our communications equipment segment in the first half of 2012 over the same period in 2011 was the result of a general decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for timing and synchronization and legacy Network Access products. The Company's French communications equipment business unit continues to see demand for its products and had a sales backlog of $1.25 million as of June 30, 2012.

Gross Profit

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$3,123	$2,086	$1,037	49.7%
as % of net sales from continuing operations	27.5%	22.4%
Communications equipment	$1,381	$1,805	$(424)	23.5%
as % of net sales from continuing operations	28.9%	33.8%
Total gross profit from continuing operations	$4,504	$3,891	$613	15.8%
Total gross margin from continuing operations	27.9%	26.5%

Electronic Devices Segment

The Company's UK operating companies combined to generate 21.8% organic growth in sales over the six months ended June 30, 2012 compared with the comparable period in 2011. This sales growth was the driver for a significant improvement in total gross margin in the electronic devices segment and when combined with the improved gross margin percentage led to an improvement in overall gross profit of 49.7%.

Communications Equipment Segment

The Communications sector of the Company has traditionally been able to command higher gross margins for its products than the Electronic devices segment. However, the downturn in demand for the products particularly in the US market place has resulted in pressure on the percentage margins and an overall decrease in the gross margin of $424,000 in the first half of 2012 when compared with the same period in 2011. Both the gross margin percentage and overall gross margin fell compared to the same period in 2011 reflecting lower sales figures, particularly in the first quarter of 2012. Weaker sales volumes at our U.S. business unit, and increasing pressure on Network Access product margins (which have traditionally been among the Company's highest margin products) were only partially offset by trading at the Company's French operations.

Operating Expenses

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$4,615	$5,121	$506	9.9%
as % of net sales from continuing operations	28.6%	34.9%
Engineering and product development	$655	$870	$215	24.7%
as % of net sales from continuing operations	4.1%	5.9%
Total operating expenses from continuing operations	$5,270	$5,991	$721	12.0%

Selling, general and administrative expenses

Although selling costs fell by 9.9% in the first half of 2012 compared with the 6 months ended June 30, 2011, the Company witnessed increased sales overall with a particularly strong performance in the electronic devices segment. A greater proportion of the selling effort and expense was directed to the buoyant electronic devices products while tighter control was exerted over all costs at the Company's U.S. subsidiary as the business is refocused. General and administrative costs have reduced across the operating companies compared with 2011.

Engineering and product development

Engineering and product development costs reduced by $215,000 in the first six months of 2012 compared with the same period in 2011. The niche nature of the Company's growing electronic devices business means that engineering and product development costs are increasingly captured in the cost of the related product as the balance of costs incurred has shifted from product development in our communications equipment segment to customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $183,000 for the second half of 2012 compared to $169,000 for the second half of 2011.

Other income/(expense)

The insurance claim of $473,000 noted above was recorded as income in the second quarter of the six months ended June 30, 2012. This was the single largest element of the $405,000 credit that was recorded in this category in the half year.

Gain on extinguishment of debt

Under the terms of the debt with PEM the Company was eligible for a discount of $275,000 if the whole of the loan was repaid prior to June 30, 2012. The debt was eliminated by paying the outstanding debt of $225,000 during the second quarter of 2012 and the Company was therefore able to record the discount of $275,000 as income in the quarter ended June 30, 2012.

Income tax expense

There was a charge for the six month period ended June 30, 2012 of $238,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company's UK subsidiaries. There are no taxable profits elsewhere in the group in the half year.

Loss from continuing operations

The loss after tax from continuing operations was $484,000 in the second six months of 2012 compared to a loss from continuing operations of $2,244,000 in the second half of 2011. The improvement of $1,760,000 includes the gain of $275,000 on the extinguishment of the debt with PEM and the one-off insurance receipt of $473,000 in France but also reflects the improvement in general trading , particularly in the electronic devices segment of the Company's business which is based in England.

Income from discontinued operations

As explained in Note 3 to the Condensed Consolidated Financial Statements, in this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. In the first half of 2011, this element of the Company's operations contributed net sales of $326,000 and net income before tax of $101,000. ACC, another discontinued business contributed net income after tax of $305,000 in the first half of 2011. The results of discontinued businesses have been removed from the results to enable full comparison of performance in the ongoing business.

Net loss

We reported an overall net loss from continuing and discontinued operations of $493,000 in the first half of 2012 compared to a net loss of $1,838,000 in the first six months of 2011 representing an improvement of $1,345,000.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We also have a variety of financing arrangements to support working capital and other short and long-term debt.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements.  Working capital was $6.3 million as of June 30, 2012 compared with $7.2 million as of December 31, 2011.  The Company has worked to counteract the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the production demanded by the Company's order book.  As of June 30, 2012 and December 31, 2011, the Company had accumulated deficits of $32.1 million and $31.6 million, respectively, and cash and cash equivalents of $0.9 million and $0.8 million, respectively.

As of June 30, 2012, after adding $0.4 million of restricted cash, being balances held by the Company's UK bankers as part of the debt agreement, approximately $1.1 million, or 85%, of the total $1.3 million of cash and cash equivalents were held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal operating needs through intercompany dividends and service charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries have issued guarantees on certain financing arrangements and, as a result, under the Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect operating profit and cash generated from operations to improve through 2012 as the Company translates the orders into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. Our ability to generate cash from operations has been and will continue to be impacted by requirements to acquire inventory to satisfy shipments associated with our substantial order book, timing of these shipments and timing related to the collection on customer accounts associated with these shipments. Additionally, we continually monitor our need to invest in engineering and personnel to support such growth. There are no significant capital expenditure plans that will require funding from our current working capital. The Company's cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending June 30, 2013. The Company is currently in discussions to reschedule loan repayments beyond the next twelve months.

Backlog

Our future book of shippable orders (''backlog'') was $27.0 million as of June 30, 2012, compared to $25.5 million as of December 31, 2011. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of June 30, 2012, approximately 95% of our backlog related to our electronic devices business, which have variable lead times for our manufacturing processes due to the custom nature of the products. Approximately 5% of the backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

As of June 30, 2012, we had total debt obligations of $5.1 million.  A summary of this debt is shown in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Total debt includes $938,000 outstanding related to subsidiary financing arrangements, capital lease obligations of $258,000, a term loan to Lloyds TSB Bank plc of $1.0 million and notes payable in connection with the acquisition by the Company of ACC, to the former shareholders of ACC (the “Former Shareholders”) of approximately $2.9 million (maturing August 31, 2013). The improving sales levels and resultant cash generation allowed the Company to pay off the balance of the debt to the Company's former senior lender PEM during the quarter. This debt payoff resulted in a $275,000 gain on the extinguishment of the debt as well as the elimination of the above market interest rate associated with this loan. Negotiations are taking place to re-shape the Company's debt repayment schedule over the next eighteen months. The current portion of the Company's loans and obligations totaled $2.0 million at June 30, 2012.

Financing Arrangements

The Company's two subsidiaries in England, Pascall and XCEL, have a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their operations in the aggregate principal amount of £2.75 million ($4.3 million based on the exchange rate on June 30, 2012), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of June 30, 2012, outstanding borrowings under the Receivables Finance Agreements were $248,000 (based on the exchange rate on June 30, 2012).

The Company's French subsidiary, CXR AJ has a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC, pursuant to which CIC agrees to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.7 million based on the exchange rate on June 30, 2012) at an advance rate of 90% of presented trade receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of June 30, 2012, CXR AJ had outstanding borrowings under the CIC Agreement of $633,000 (based on the exchange rate on June 30, 2012).

CXR Larus and Bridge Bank, executed a Business Financing Agreement on October 22, 2010 pursuant to which, Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of June 30, 2012, CXR Larus had borrowings under the Business Financing Agreement of $57,000.

PEM Credit Agreement

EMRISE Corporation (including each of its direct subsidiaries) entered into the PEM Credit Agreement in November 2007 providing for a credit facility in the aggregate amount of $26 million.  The PEM Note bore interest at 15.5% per annum until paid in full, plus any applicable default rate or late fees. During the quarter ended June 30, 2012 the Company paid the outstanding balance allowing the Company to benefit from an early redemption discount of $275,000 which is shown as a separate line on the face of the Income Statement. (Further details about this agreement are disclosed in Note 9 to the condensed consolidated financial statements.)

Promissory Notes Payable

The Former Shareholders’ subordinated secured contingent promissory notes, which the Company issued in May 2008 in connection with the acquisition of the ACC Operations were subsequently amended in November 2009. The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013.  Interest is payable quarterly beginning October 1, 2010 through to the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million are due with the outstanding principal balance due at the Maturity Date.  As of June 30, 2012, the Company had approximately $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Term Loan

On August 2, 2011, EEL, a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds Bank in the amount of £750,000.  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, being Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through to September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($393,000 based on the exchange rate at June 30, 2012) is included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and increases annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of June 30, 2012, £640,000 (or $1.0 million based on the exchange rate at June 30, 2012) was outstanding under the Lloyds Term Loan.

Liquidity

Given the combination of forecast cash flows from operations and existing financing arrangements, management are satisfied that there is sufficient funding to support the working capital requirements during the next 12 months and beyond. There is an extensive backlog of orders as of June 30, 2012 and the Company continues to experience good booking levels to support future shipments. The order book is expected to ship within the next 12 months and the Company will require working capital to support this investment in inventory and receivables. Lines of credit that are available to the Company are linked to the level of receivables. The Company expects the second half of 2012 to have a high level of shipments against the existing backlog of orders which will result in improved cash inflow from operations in the second half of 2012. To support the future expected growth it will be necessary to reinvest a portion of this cash from operations back into the business for inventory purchases, engineering and product development. Therefore, closely managing cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations remains essential. Management continues to review the Company's borrowings. The repayment of the PEM loan was the first step in reshaping the Company's debt profile and further rescheduling of debt is being addressed during the third quarter of 2012.

The ability to support the Company's business plan is dependent upon the ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the final quarter of 2012. There have been steady reductions in losses over recent quarters. The income in the second quarter of 2012 reflects the improvement in the Company's operational performance coupled with the benefit of extinguishing the PEM debt and the settlement of the Company's insurance claim. The Company is positioned to generate additional cash throughout the remainder of 2012 as a result of the significant order book. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations, which require further payments of principal in the second half of 2012, subject to the ability to repatriate cash from the foreign subsidiaries. Successfully executing these strategies to satisfy long-term debt obligations is uncertain and there are many short-term and long-term risks associated with attempting to execute each of these strategies.  Failure to meet the financing requirements, if and when needed, would have an adverse effect on the Company's operations and could have a material adverse effect on its ability to do business, continue its growth, develop new products, fulfill existing or future orders, or secure new customers or product orders. If the Company is unable to satisfy its long-term debt obligations, management recognizes that it may be required to sell assets or complete a recapitalization in order to continue operations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or our operating subsidiaries for the past two years.

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

ITEM 4.    CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2012.

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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) Notes to the Consolidated Financial Statements.*(1)

________________________________________
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

EMRISE CORPORATION
Dated:	August 14, 2012	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)
Dated:	August 14, 2012	By:	/s/ TIMOTHY J BLADES
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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements.(1)

___________________________________________
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