Form 10-Q
period 2012-09-30
Emrise CORP
filed 2012-11-14
CIK 854852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 001-10346

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

As of November 12, 2012 there were 10,695,337 shares of the registrant's common stock outstanding, with a par value of $$0.0033 per share.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. - CONTROLS AND PROCEDURES	28
PART II OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	29
ITEM 1A. - RISK FACTORS	29
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4. - MINE SAFETY DISCLOSURES	29
ITEM 5. - OTHER INFORMATION	29
ITEM 6. - EXHIBITS	29

SIGNATURES	31

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$805
Accounts receivable, net of allowances for doubtful accounts of $76 at September 30, 2012 and $123 at December 31, 2011	5,595	5,971
Other receivables	—	363
Inventories, net	7,768	8,404
Current deferred tax assets	39	24
Prepaid and other current assets	540	1,008
Current assets of assets held for sale	—	345
Total current assets	15,042	16,920
Property, plant and equipment, net	1,009	957
Goodwill	5,141	4,970
Intangible assets other than goodwill, net	736	838
Deferred tax assets	153	227
Restricted cash	404	386
Other assets	473	370
Total assets	$22,958	$24,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,547	$3,445
Accrued expenses	3,866	3,551
Lines of credit	348	468
Current portion of long-term debt	1,069	1,658
Income taxes payable	372	298
Other current liabilities	272	269
Current liabilities of assets held for sale	—	13
Total current liabilities	8,474	9,702
Long-term debt	3,014	3,615
Deferred income taxes	—	89
Other liabilities	811	664
Total liabilities	12,299	14,070
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,695,337 and 10,683,337 issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	128	128
Additional paid-in capital	44,173	44,162
Accumulated deficit	(31,998)	(31,626)
Accumulated other comprehensive loss	(1,644)	(2,066)
Total stockholders’ equity	10,659	10,598
Total liabilities and stockholders’ equity	$22,958	$24,668
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$8,235	$8,888	$24,374	$23,551
Cost of sales	5,752	6,260	17,387	17,032
Gross profit	2,483	2,628	6,987	6,519
Operating expenses:
Selling, general and administrative	1,993	2,192	6,608	7,313
Engineering and product development	274	373	929	1,243
Total operating expenses	2,267	2,565	7,537	8,556
Income/(Loss) from operations	216	63	(550)	(2,037)
Other income (expense):
Interest income	11	10	34	34
Interest expense	(90)	(99)	(273)	(268)
Other, net	144	(25)	549	(82)
Gain on extinguishment of debt	—	—	275	—
Total other income/(expense), net	65	(114)	585	(316)
Income/(Loss) before income taxes	281	(51)	35	(2,353)
Income tax expense (benefit)	160	54	398	(4)
Income/(Loss) from continuing operations	121	(105)	(363)	(2,349)
Discontinued operations:
(Loss)/Income from discontinued operations	—	162	(9)	679
Tax provision on discontinued operations	—	43	—	154
Income/(Loss) from discontinued operations	—	119	(9)	525
Net Income/(Loss)	$121	$14	$(372)	$(1,824)
Weighted average shares outstanding
Basic	10,692	10,668	10,687	10,667
Diluted	10,692	10,668	10,687	10,667
Income/(Loss) per share
Basic
Continuing operations	$0.01	$(0.01)	$(0.03)	$(0.22)
Discontinued operations	$—	$0.01	$—	$0.05
Net income/(Loss)	$0.01	$—	$(0.03)	$(0.17)
Diluted
Continuing operations	$0.01	$(0.01)	$(0.03)	$(0.22)
Discontinued operations	$—	$0.01	$—	$0.05
Net Income/(Loss)	$0.01	$—	$(0.03)	$(0.17)

Statement of Comprehensive Income/(Loss)
Net Income/(Loss)	$121	$14	$(372)	$(1,824)
Foreign currency translation adjustment	$277	$(315)	$422	$210
Comprehensive Income/(Loss)	$398	$(301)	$50	$(1,614)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372)	$(1,824)
Adjustments to arrive at net loss from continuing operations	9	(525)
Net loss from continuing operations	$(363)	$(2,349)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	307	298
Provision for doubtful accounts	46	28
Provision for inventory reserve	511	248
Provision for warranty reserve	115	125
Deferred taxes	(30)	16
Loss on sale of assets	—	14
Gain on extinguishment of debt	(275)	—
Amortization of debt/(premium) discount	(45)	(59)
Stock-based compensation	11	85
Changes in assets and liabilities:
Accounts receivable	585	(1,730)
Inventories	(167)	(2,005)
Prepaid and other assets	692	467
Accounts payable and accrued expenses	(494)	(103)
Operating cash flow provided by/(used in) continuing operations	893	(4,965)
Operating cash flow provided by discontinued operations	—	525
Net cash provided by/(used in) operating activities	893	(4,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(225)	(33)
Net proceeds from sale of discontinued operations	300	—
Net cash provided by/(used in) investing activities	75	(33)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,170
Net (repayments)/borrowings from lines of credit	(120)	1,148
Repayments of long-term debt	(812)	(168)
Net cash provided by/(used in) financing activities	(932)	2,150
Effect of exchange rate changes on cash	259	79
Net increase/(decrease) in cash and cash equivalents	295	(2,244)
Cash and cash equivalents at beginning of period	805	3,742
Cash and cash equivalents at end of period	$1,100	$1,498

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$—	$112

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial and communications applications. The Company has operations in the United States, England and France.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in France and the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the related interim periods ended September 30, 2012 and 2011. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

Product Warranty Liabilities

Generally, the Company’s products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, the Company provides a two-year limited parts and labor warranty on communications test instruments and network access products.  The Company offers extended warranties beyond the two years standard warranty at an additional cost to its customers.  Products returned under warranty typically are tested and repaired or replaced at the Company’s option.  Historically, the Company has not experienced significant warranty costs or returns.

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

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income/(Loss) Per Share from Continuing Operations

Basic income/(loss) per share from continuing operations is computed by dividing net income/(loss) from continuing operations by the weighted average common shares outstanding during a period.  Diluted income/(loss) per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  As a result of the losses from continuing operations incurred by the Company for the nine months ended September 30, 2012 and 2011, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income/(loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR:
Net income/(loss)	$121	$14	$(372)	$(1,824)
Less: income/(loss) from discontinued operations	—	119	(9)	525
Net income/(loss) from continuing operations	$121	$(105)	$(363)	$(2,349)
DENOMINATOR:
Basic weighted average common shares outstanding	10,692	10,668	10,687	10,667
Diluted weighted average common shares outstanding	10,692	10,668	10,687	10,667
Basic and diluted income/(loss) per share from continuing operations	$0.01	$(0.01)	$(0.03)	$(0.22)

The following table shows the common stock equivalents that were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of September 30, 2012	513,000	$1.31 – $7.50
As of September 30, 2011	526,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of September 30, 2012	8,000	$4.31
As of September 30, 2011	8,000	$4.31

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products and services.  The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the items and/or services being purchased and the purchase price.  The Company recognizes revenues when shipment of products has occurred, no significant obligations remain on the part of the Company following shipment, and collection is reasonably assured based on the Company’s credit and collections practices and policies and experience with the customer.

Communications equipment - The Company recognizes revenues from its communications equipment segment businesses based in France and the U.S. at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Customer discounts are included in the product price list provided to the customer. Product returns are infrequent and require prior authorization because sales are final and the Company tests its products for quality, prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product for which the customer pays.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Electronic devices - Revenue recognition for products and services provided by the Company’s electronic devices subsidiaries in England are contract dependent.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  Normally, these tests cover 100% of the units for dispatch. An estimate of warranty cost is recorded at the time revenue is recognized.  The Company offers extended warranty contracts for an additional cost to its customers, which are recognized rateably over the term of the extended warranty contract.

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
Indefinite-lived intangible assets. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, Intangibles – Goodwill and Other –General Intangibles Other than Goodwill . The Company must adopt these changes no later than its fiscal year beginning January 1, 2013, but may adopt the changes earlier. The adoption of ASU No. 2012-02 affects only how indefinite-lived intangible assets are tested for impairment and, therefore, will not have a material impact on our consolidated results of operations, financial position or cash flows.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — LIQUIDITY

The Company's liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfill its strategic plans. The Company has a long term bank facility in the UK with Lloyds TSB which extends to August 2016 and has issued promissory notes to the vendors of a business purchased by the Company totaling $2.877 million which are not due for full redemption until December 2014. During the last quarter, the Company took the opportunity to renegotiate the terms of these promissory notes, extending the repayment schedule through to December 2014; an extension of 16 months. This has aligned the debt repayment schedule more closely with the Company's cash generation capabilities. The UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. Further details of these borrowings are set out in Note 11.

Short-term credit facilities are heavily dependent upon the sales and underlying profitability of the Company's subsidiaries.
Credit facilities for the operating subsidiaries are a function of accounts receivable. The Company reported working capital of $6.6 million at September 30, 2012 compared with $7.2 million at December 31, 2011.  There are no major capital expenditure plans which will absorb working capital and management considers that the current level of working capital is adequate for the Company's current requirements. The majority of the Company's cash is held by its foreign subsidiaries, while there are limitations on the amounts that may be repatriated for use in paying corporate expenses and paying corporate debt the overseas companies pay management charges to the parent Company for services and brand name use and also pay dividends.

Management regularly reviews existing banking and other finance facilities. The continuing improvement in sales and the resulting cash flows from operations combined with the financing arrangements referred to above substantiates the Company's belief that it has sufficient funding to support its working capital requirements during the next 12 months and beyond. The Company has a substantial backlog of orders as of September 30, 2012, which is expected to ship within the next 12 months. The Company continues to experience sufficient booking levels to support anticipated future shipments. The Company expects the fourth quarter of 2012 to have a high level of shipments against the existing backlog of orders which will result in improved cash from operations in the first quarter of 2013. In order to support its future expected growth, the Company will need to reinvest a significant portion of this cash from operations back into the business for inventory purchases, engineering and product development and personnel. Therefore, management closely manages cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

NOTE 3 — DISCONTINUED OPERATIONS

 Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was completed on February 7, 2012. The Test Product Line was previously included in the Company's communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011

The following table reflects the major classes of assets and liabilities for the Test Product Line as of December 31, 2011 (in thousands):

December 31, 2011
Accounts receivable, net	$131
Inventory, net	214
Prepayments and other current assets	—
Total current assets	345
Property, plant and equipment, net	—
Total assets	$345
Total current liabilities	$13

 There were no test equipment assets or liabilities remaining at September 30, 2012.

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

The following tables summarize certain components of the statements of operations for discontinued operations for the Test Product Line and for ACC for the three and nine months ended September 30, 2012 (in thousands):

	2012
	Three Months Ended September 30,			Nine Months Ended September 30,
	Test Product Line	ACC	Total	Test Product Line	ACC	Total
Net Sales	—	—	—	—	—	—
Income from operations	—	—	—	—	—	—
Other income (expense)	—	—	—	(9)	—	(9)
Provision for income taxes	—	—	—	—	—	—
Net (loss)/income	—	—	—	$(9)	—	$(9)
(Loss) earnings per share:		—
Basic and diluted	—	—	—	—	—	—
Weighted average shares outstanding:
Basic	10,692	10,692	10,692	10,687	10,687	10,687
Diluted	10,692	10,692	10,692	10,687	10,687	10,687

	2011
	Three months ended September 30,			Nine months ended September 30,
	Test Product Line	ACC	Total	Test Product Line	ACC	Total
Net Sales	$177	—	177	$503	—	503
Income from operations	$52	$110	$162	$153	$526	$679
Other income (expense)	—	—	—	—	—	—
Provision for income taxes	—	$43	$43	—	$154	154
Net income	$52	$67	$119	$153	$372	$525
Earnings per share:
Basic and diluted	—	0.01	0.01	0.01	0.03	0.05
Weighted average shares outstanding:
Basic	10,668	10,668	10,668	10,667	10,667	10,667
Diluted	10,668	10,668	10,668	10,667	10,667	10,667

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

Total stock-based compensation expense included in wages, salaries and related costs was $2000 for the three months ended September 30, 2012, and $11,000 for the nine months ended September 30, 2012. In the prior year the comparable figures were $14,000 for the three months ended September 30, 2011, and $80,000 for the nine months ended September 30, 2011.  The restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Company's Board of Directors. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2012, the Company had no unrecognized compensation expense related to stock option grants.

NOTE 5 — INVENTORIES

Inventories are stated net of provisions, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$6,310	$6,591
Work-in-process	2,385	2,030
Finished goods	3,425	3,571
Gross Inventories	$12,120	$12,192
Reserves	$4,352	$3,788
Total inventories	$7,768	$8,404

The Company books reserves against obsolete and slow-moving inventory in accordance with its established procedures and policies. Specific additional reserves have been recorded against inventory at Larus where current sales levels suggest that inventory may take longer to sell than in previous years.

NOTE 6 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (''RF'') and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device manufacturing subsidiaries located in England, Pascall Electronics Limited and XCEL Power Systems Limited, both of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus, which is located in the United States, and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but products are shipped to wider geographic markets. The segments have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. There are few sales between the segments and the Company accounts for inter-segmental sales at pre-determined prices negotiated between the individual segments.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales
Electronic devices	$6,124	$5,803	$17,480	$15,130
Communications equipment	2,111	3,085	6,894	8,421
Total net sales	$8,235	$8,888	$24,374	$23,551
Operating income (loss)
Electronic devices	$942	$838	$2,289	$1,324
Communications equipment	(72)	(112)	(550)	(783)
Corporate and other	(654)	(663)	(2,289)	(2,578)
Total operating income/(loss)	$216	$63	$(550)	$(2,037)

	September 30, 2012	December 31, 2011
Total assets
Electronic devices	$16,305	$16,188
Communications equipment	6,030	7,262
Corporate and other	623	873
Assets held for resale	—	345
Total assets	$22,958	$24,668

NOTE 7 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and France operations and 60 days in its England operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  No single customer represented ten percent or more of the Company’s total net sales during three or nine months ended September 30, 2012 or 2011.  At September 30, 2012 one customer constituted more than thirteen percent of the total accounts receivable. Since September 30, 2012, this specific receivable has been collected. There was no single customer that accounted for more than ten percent of the net accounts receivable at December 31, 2011.

The following table reflects the changes in the Company's doubtful accounts reserve during the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$123
Additional reserve for nine months	4
Recoveries	(33)
Accounts receivable written off	(19)
Foreign currency translation	1
Balance at September 30, 2012	$76

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — GOODWILL

 The following table reflects changes in goodwill balances for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$4,970
Foreign currency translation	171
Balance at September 30, 2012	$5,141
The goodwill all relates to the electronic devices segment of the business.

NOTE 9 — INTANGIBLE ASSETS OTHER THAN GOODWILL

 The following table reflects changes in intangible assets (other than goodwill) balances for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$838
Amortization	102
Balance at September 30, 2012	$736

The intangible assets constitute trademarks, trade names and technology acquired. The amortization charge for the three months ended September 30, 2012 was $34,000 and the charge for nine months ended September 30, 2012 was $102,000. The charge for the three and nine months ended September 30, 2011 was $34,000 and $102,000 respectively.

NOTE 10 — INCOME TAXES

The Company files a consolidated U.S. federal income tax return. State tax returns in the state jurisdictions of California, Texas, Pennsylvania and New Jersey are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries. Additionally, the Company files tax returns in England and France. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 24% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States.

The Company’s business is subject to regulation under a wide variety of United States federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, the foreign subsidiaries have issued guarantees on a credit agreement held by the Company and, as a result, under Internal Revenue Code Section 956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carry-forwards and foreign tax credits. The Company has utilized a significant portion of its net operating losses available to be carried forward into future periods and, as a result, income from operations and/or gain on sales of assets could result in tax obligations.

As of September 30, 2012, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the nine months ended September 30, 2012. As of September 30, 2012, the Company had no accrual for interest or penalties.

The Company is no longer subject to United States federal and state tax examinations for years before 2007, and is no longer subject to tax examinations for the United Kingdom for years prior to 2010, and for France for years prior to 2008.

NOTE 11 — FINANCING ARRANGEMENTS

     The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

Lines of credit	September 30, 2012	December 31, 2011
Lloyds TSB Commercial Finance	—	139
FACTOCIC	222	329
Bridge Bank	126	—
Lines of credit	$348	$468

Long-term debt	September 30, 2012	December 31, 2011
Lloyds TSB term loan	982	1,093
PEM credit agreement	—	1,000
Promissory notes payable	2,877	2,877
Capital lease obligations	224	258
	4,083	5,228
Unamortized premium on debt	—	45
	4,083	5,273
Current portion of long-term debt	(1,069)	(1,658)
Long-term debt	$3,014	$3,615

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2,750,000 ($4,446,200 based on the exchange rate on September 30, 2012), in each case at a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance which is paid monthly.  As of September 30, 2012, outstanding borrowings under the Receivable Finance Agreements were $0.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement bears interest at the three month EURIBOR plus 1.4%.  As of September 30, 2012, CXR AJ had $222,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement, dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which, Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%  To secure Bridge Bank’s obligations, Bridge Bank was granted a continuing security interest in certain collateral of CXR Larus.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of September 30, 2012, CXR Larus had borrowings of $126,000 under the Business Financing Agreement.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each subsidiary's name. The agreement required the funds to be held in escrow through September 2012, at which time Lloyds Bank could review and either renew or release the funds. At September 30, 2012 these sums remained in escrow with Lloyds Bank. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($404,000 based on the exchange rate at September 30, 2012) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of September 30, 2012, £607,599 ($982,000 based on the exchange rate at September 30, 2012) was outstanding under the Lloyds Term Loan.

PEM

The PEM Credit Agreement was originally advanced in November 2007 for an aggregate amount of $26 million. Since that date, the Company has repaid portions of the loan in accordance with the loan terms. On February 8, 2012, the Lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note was payable on a monthly interest only basis through to February 28, 2013 (the “Maturity Date"). The Note was payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. The Note required a one-time principal payment to the Lender on or before February 29, 2012 in the amount of $500,000. This was paid on schedule. In addition, if the Company paid certain amounts of principal before specific dates, the remainder of the principal amount would be deemed to be paid in full. Under this provision, the Company paid $225,000 prior to June 30, 2012 and as a result, the accrued balance outstanding (including an accrual for the debt premium) was extinguished.

Promissory Notes Payable

The promissory notes are subordinated contingent promissory notes, which were originally issued in May 2008. Since this date there have been further amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the ''Maturity Date'')(previously August 31, 2013). Interest is payable quarterly through to the Maturity Date. Principal payments are now scheduled to commence on January 15, 2013 in the amount of $0.3 million. Further payments of principal amounting to $0.3 million will be payable on each of September 15, 2013, March 15, 2014, and September 15, 2014. The outstanding principal balance of $1.7 million is due at the Maturity Date.  As of September 30, 2012, the outstanding principal balance under the Amended Subordinated Contingent Promissory Notes was $2,877,000.

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of September 30, 2012, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 13 — CASUALTY LOSS

The Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of its premises as a result of a fire in 2010.  Building, inventory and equipment were impaired or totally destroyed. The Company's insurers met immediate costs to replace or repair assets and the full claim was finalized in July 2012.

At December 31, 2011, a receivable of €194,000 ($251,000) was recorded in relation to further amounts expected to be received from the insurance company. This amount was included in Prepaid and other current assets of the Condensed Consolidated Balance Sheet at December 31, 2011. Subsequent to this the Company received €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption in July 2012. The credit to the Statement of Operations for the nine months ended September 30, 2012 is $473,000. There were no equivalent sums in 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Cautionary Statement

This report on Form 10-Q and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors in Part II Item 1A, and elsewhere in our annual report on Form 10-K for the year ended December 31, 2011. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

     The Company has a three-year strategic plan which is reviewed and updated annually. This plan details the opportunities for and the strengths of, our two business segments and addresses how management intends to exploit these. Detailed financial budgets covering income statements, cash flows and capital expenditure plans supported by existing backlog data and sales forecasts, which are linked to incentive plans, are produced annually by each subsidiary. The consolidated projections are critically reviewed, discussed and approved by the Company's management team and by the Company's Board of Directors.
The Company's 2013 plan includes a continuation of the significant growth in the electronic devices segment and deeper penetration of U.S., European and North African markets for the sale of the Company's communications equipment products. The Company's management team believes that this growth can be achieved without a material increase in manpower or a significant increase in working capital. The Company is a small and flexible player in a rapidly changing world market. The Company's renowned technical expertise coupled with this flexibility means the Company is well placed to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in 2013.
Results of Operations

Overview

Despite a 7% reduction in sales when compared with the third quarter 2011, the Company reported income before taxes from continuing operations for the three months ended September 30, 2012 of $281,000. This compares with a loss of $51,000 for the third quarter of 2011. In the year to date, the Company has generated income before income taxes from continuing operations of $35,000 compared with a loss from continuing operations before income taxes for the nine months ended September 30, 2011 of $2,353,000.

Overall net sales from continuing operations decreased by 7% in the third quarter of 2012 compared to the third quarter of 2011.  A 5.5% increase in the core commercial aerospace and military products from our electronic devices business units were offset by the continuing deterioration in sales levels at our U.S. communications business and an expected reduction in sales at our French communications equipment business unit. The unique product specifications of our customers, which is a feature of most of the Company's electronic devices products, frequently results in long lead times between orders and requested delivery dates, making revenues and gross profit difficult to forecast and comparability of results between periods subject to fluctuations influenced by specific orders.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future.  Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.
The steady escalation of demand for the electronic devices products produced by the Company's UK subsidiaries is encouraging and the order-book maintained by these companies shows no sign of diminishing, however, we can detect some uncertainty from our customers over when to call-down these orders. The decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company's synchronization and timing products and legacy Network Access products continues to be problematic. International orders, including the strengthening return of orders from North Africa, for the Company's French Network Access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years and the local sales teams continue to work to counter the trend in the synchronization and timing products with a ramp up of the Company's Network Access products in the United States although this remains slower than management planned.
 Overall gross profit as a percentage of sales (“gross margin”) in the third quarter of 2012 showed a small increase over the first half year of 2012 at 30% and in line with the margin for the third quarter of 2011. This reflects the consistent performance from the increasingly important electronic devices segment of the business through 2012.

While overall sales have diminished by 7% compared to the three months ended September 30, 2011, the split of the Company's sales between the two business segments shows a contrasting picture. The electronic devices segment which has become an increasingly large proportion of our total sales (74% for the third quarter of 2012 compared with 65% of the third quarter of 2011) has continued to grow in overall size (5.5% larger in the third quarter of 2012 compared with the same period in 2011) whereas our communications equipment sales for the third quarter 2012 have diminished by 32% compared with the corresponding period in 2011. This reflects a strong performance from our UK subsidiaries (which comprise the electronic devices segment), while our communications equipment companies struggled to match the buoyant performance in the third quarter of 2011 which reflected one especially large order. The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the CXR Larus Test Product Line business in February 2012, for purposes of the following discussion and analysis, the CXR Larus Test Product Line has been removed from the prior period comparisons.

For the Three Months Ended September 30, 2012 and 2011

Net Sales

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$6,124	$5,803	$321	5.5%
as % of net sales from continuing operations	74.4%	65.3%
Communications equipment	$2,111	$3,085	$(974)	(31.6)%
as % of net sales from continuing operations	25.6%	34.7%
Total net sales from continuing operations	$8,235	$8,888	$(653)	(7.3)%

Electronic Devices Segment

The electronic devices segment of the Company continued to grow net sales steadily through the quarter. Growth of 5.5% during the third quarter of 2012 as compared to the third quarter of 2011. Although lower than the growth rates earlier in 2012 the increase was in line with management's expectations and was the result of higher sales of commercial aerospace In-flight entertainment and connectivity (''IFE&C'') products and military products. The Company continues to see a strong order book in these areas.

Management is encouraged by the significant order intake and expects the sales in the final quarter of 2012 to also be higher than the comparable 2011 period as orders are shipped against the large backlog. The negative or positive translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty and timing of customer shipments can change due to the customized nature of our Electronic devices business but management actively monitors the Company's exposure to this exchange risk.

Communications Equipment Segment

There was a 31.6% decrease in net sales within the Company's communications equipment segment in the third quarter of 2012 compared with the same period in 2011. This increase is primarily attributable to due to an unusually strong third quarter in 2011. The Company's two business units in this segment, located in France and the United States, both suffered a downturn in the quarter, but for different reasons. There was a general decline in infrastructure spending in the United States by telecommunications companies and by the U.S. government specifically for timing and synchronization products. Conversely, in Europe and North Africa sales of our French Network Access products, though lower than the exceptional third quarter of 2011, were in line with expectations. The order book for our French Communications unit continues to increase and we expect this backlog of orders to drive a stronger performance in the fourth quarter of the year and into 2013. The company's sales teams are actively working to expand the market reach for the French access products into the United States. However, in this highly competitive market, the efforts are yet to translate into the level of sales that management believes to be possible.

Gross Profit

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$1,819	$1,681	$138	8.2%
as % of net sales from continuing operations	29.7%	29.0%
Communications equipment	$664	$947	$(283)	(29.9)%
as % of net sales from continuing operations	31.5%	30.7%
Total gross profit from continuing operations	$2,483	$2,628	$(145)	(5.5)%
Total gross margin from continuing operations	30.2%	29.6%

The primary driver for the decrease in gross profit was the lower sales volumes in the communications equipment segment of the business. There was a marginal improvement in the gross profit percentages within both segments reflecting the product mix with greater military sales and higher volume commercial aerospace sales.

Electronic Devices Segment
The electronic devices segment contributed $138,000 more in gross profit in the three months ended September 30, 2012 than it did in the comparable period in 2011. The gross margin percentage also increased reflecting a strong performance by the Company's electronic devices subsidiaries.

Communications Equipment Segment

While the gross margin percentage in the third quarter of 2012 revealed an improvement compared to the same period in 2011 the overall gross profit was lower reflecting the lower sales volumes in both the Company's French and U.S. operations. The gross margin percentage in the Company's French operations remained strong at 35.1% but weak sales and provisions against inventory in the U.S operations pulled down the combined margin for this segment of the business.

Operating Expenses

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$1,993	$2,192	$199	9.1%
as % of net sales from continuing operations	24.2%	24.7%
Engineering and product development	$274	$373	99	26.5%
as % of net sales from continuing operations	3.3%	4.2%
Total operating expenses from continuing operations	$2,267	$2,565	298	11.6%

Selling, general and administrative expenses

The company continues to keep tight control over costs yielding savings of $199,000 in the third quarter of 2012 compared with in the same period in 2011. Within these savings is the release of a provision that management had previously accrued for an outstanding rent review at one of its premises. It was confirmed that this accrual is larger than required and $100,000 has been released to reduce general and administrative costs in the quarter of September 30, 2012. As part of a restructuring, savings have also been achieved in salary costs at CXR Larus, the Company's U.S. Communication business and other cost savings have been achieved throughout the business.

Engineering and product development

Engineering and product development costs as a percentage of net sales reduced to 3.3% in the third quarter of 2012 compared to 4.2% in the third quarter of 2011. This reflects the policy of absorbing much of this cost in the related product as the balance of costs incurred has shifted from product development in our communication equipment business to customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $90,000 for the third quarter of 2012 compared to $99,000 for the third quarter of 2011. This reflects the reduction in borrowings.

Other income/(expense)

We recorded a benefit of $144,000 under the ''other expense'' category in the third quarter of 2012 compared to a charge of $25,000 in the third quarter of 2011.  The increase in other income for the three months ended September 30, 2012, was primarily attributable to the write off of a reserve amount totaling $89,000, which represented a reserve on a derivative instrument that had expired in 2006 and was acquired in 2005 in connection with the acquisition of one of the Company's UK based companies. When the value of the derivative expired in 2006 an adjustment to release the provision should have been made but this was not identified until the third quarter of 2012. The value of the adjustment is $89,000. The amount recorded in the current period was not considered material to previous or current period statements of operations or to have a material impact in earnings trends in any of those periods. Short-term exchange rate gains associated with the volatility of the U.S. dollar to the British pound sterling and Euro on the current portion of certain assets and liabilities account for the balance of the benefit recorded in the third quarter of 2012.

Income tax expense

There was a charge for the three month period ended September 30, 2012 of $160,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company's UK subsidiaries. There were no taxable profits elsewhere in the group during the quarter.

Income from continuing operations

The net income after tax from continuing operations was $121,000 in the third quarter of 2012, compared to a loss from continuing operations of $105,000 in the third quarter of 2011.  The $226,000 improvement in the profit in the third quarter of 2012, compared to the third quarter of 2011 relates to the reduction in the overhead costs in our electronic devices businesses segment which stems from spreading production overheads across increased volumes of production. Overhead costs in the other areas of our business are very similar to the comparable period of 2011 despite the increased sales volumes.

Income from discontinued operations

As explained in Note 3 to the Condensed Consolidated Financial Statements, in this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. In the third quarter of 2011, this element of the Company's operations contributed net sales of $177,000 and net income before tax of $52,000. ACC, another discontinued business contributed $67,000 to net income after tax for the quarter ended 30 September, 2011. The results of these discontinued businesses have been disclosed separately to enable full comparison of performance in the ongoing business.

Net Income

The Company reported an overall net income from continuing and discontinued operations of $121,000 in the third quarter of 2012 compared to a net loss of $14,000 in the third quarter of 2011.

For the Nine Months Ended September 30, 2012 and 2011

Net Sales

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$17,480	$15,130	$2,350	15.5%
as % of net sales from continuing operations	71.7%	64.2%
Communications equipment	$6,894	$8,421	$(1,527)	(18.1)%
as % of net sales from continuing operations	28.3%	35.8%
Total net sales from continuing operations	$24,374	$23,551	$823	3.5%

Electronic Devices Segment

The sales growth percentage in the third quarter of 2012, slowed in comparison with the first half year but the growth rate for the year to date remained impressive at 15.5% when compared with the same period in 2011. The Company has benefited from strong demand for its commercial aerospace IFE&C products and military products. The order book in these areas remains strong and this segment is becoming increasingly important to the business as a whole.

Communications Equipment Segment

The 18.1% decrease in net sales within the Company's communications equipment segment in the first nine months of 2012 over the same period in 2011 stemmed from a general decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for timing and synchronization and legacy Network Access products, and an expected reduction in North African sales, for French Network Access products. The company's sales team is actively working to expand the market reach for the French access products into the United States. However, in this highly competitive market, the efforts are yet to translate into the level of sales that management believe is possible. The Company's French communications equipment business unit continues to see demand for its products increase with sales backlog increasing steadily to $2.1million as of September 30, 2012 ( the highest level since August 2011). At December 31, 2011 the backlog total for the French business unit was $1.4million.

Gross Profit

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$4,942	$3,767	$1,175	31.2%
as % of net sales from continuing operations	28.3%	24.9%
Communications equipment	$2,045	$2,752	$(707)	(25.7)%
as % of net sales from continuing operations	29.7%	32.7%
Total gross profit from continuing operations	$6,987	$6,519	$468	7.2%
Total gross margin from continuing operations	28.7%	27.7%

Electronic Devices Segment

The 15% growth in sales in the first nine months of 2012 at the Company's UK businesses helped to generate an increase in gross margin of nearly $1.2 million in the year to date compared with the same period in 2011. The improved gross margin reflects the sales mix and the efficiency through absorption of overheads on engineering projects.

Communications Equipment Segment

The Company's Communications sector has traditionally been able to command higher gross margins for its products than the Electronic devices segment. However, the downturn in demand for the products in the U.S. market-place has resulted in pressure on the percentage margins and an overall decrease in the gross margin of $700,000 in the first nine months of 2012, compared with the same period in 2011. Both the gross margin percentage and overall gross margin fell compared to the same period in 2011 reflecting lower sales figures, particularly in the first and third quarters of 2012. Weaker sales volumes at our U.S. business unit, and increasing pressure on Network Access product margins (which have traditionally been among the Company's highest margin products) were only partially offset by the strong gross margins achieved at the Company's French operations.

Operating Expenses

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$6,608	$7,313	$705	9.6%
as % of net sales from continuing operations	27.1%	31.1%
Engineering and product development	$929	$1,243	$314	25.3%
as % of net sales from continuing operations	3.8%	5.3%
Total operating expenses from continuing operations	$7,537	$8,556	$1,019	11.9%

Selling, general and administrative expenses

Despite reducing selling and general administrative costs by 9.6% in the first nine months of 2012 compared with the nine months ended September 30, 2011, the Company achieved increased sales overall with a particularly strong performance in the electronic devices segment. A greater proportion of the selling effort and expense was directed to the buoyant electronic devices products while tighter control was exerted over all costs at the Company's U.S. subsidiary as the business is being restructured and refocused. General and administrative costs have reduced across the operating companies compared with 2011 in particular in France and the United States. The Company continues to reduce overhead costs wherever it is expedient to do so.

Engineering and product development

Engineering and product development costs reduced by $314,000 in the first nine months of 2012 compared with the same period in 2011. The custom nature of the Company's growing electronic devices business means that engineering and product development costs are increasingly captured in the cost of the related product as the balance of costs incurred has shifted from product development in our communications equipment segment to customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $273,000 for the first nine months of 2012 which is comparable to $268,000 for the equivalent period of 2011.

Other income/(expense)

The insurance claim of $473,000 in the second quarter of 2012 is the biggest single component of other income for the year to date. In addition, as noted above, the Company benefited from the release of a provision against a currency derivative of $89,000 which was recorded as income in the third quarter of 2012.

Gain on extinguishment of debt

Under the terms of the debt with PEM the Company was eligible for a discount of $275,000 if the whole of the loan was repaid prior to June 30, 2012. The debt was eliminated by paying the outstanding debt of $225,000 during the second quarter of 2012 and the Company was therefore able to record the discount of $275,000 as income in the quarter ended June 30, 2012.

Income tax expense

There was a charge for the nine month period ended September 30, 2012 of $398,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company's UK subsidiaries. There are no tax liabilities elsewhere in the group in the nine months.

Loss from continuing operations

The loss after tax from continuing operations was $363,000 in the initial nine months of 2012 compared to a loss from continuing operations of $2,349,000 in the same period of 2011. The improvement of $1,986,000 includes the gain of $275,000 on the extinguishment of the debt with PEM and the non-recurring insurance receipt of $473,000 in France but also reflects the improvement in operating performance, particularly in the English based electronic devices segment of the Company's business.

Income from discontinued operations

As explained in Note 3 to the Condensed Consolidated Financial Statements, in this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012, resulting in a loss of $9,000. During the first nine months of 2011, this element of the Company's operations contributed net sales of $503,000 and net income before tax of $153,000. ACC, another discontinued business contributed net income after tax of $67,000 in the first three quarters of 2011. The results of discontinued businesses have been removed from the results to enable full comparison of performance in the ongoing business.

Net loss

The Company reported an overall net loss from continuing and discontinued operations of $372,000 in the first nine months of 2012 compared to a net loss of $1,824,000 in the first nine months of 2011 representing an improvement of $1,452,000. This reflects the increased sales coupled with reduced costs, income from insurance proceeds and the gain on extinguishment of the PEM debt.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

 Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements.  Working capital was $6.6 million as of September 30, 2012 compared with $7.2 million as of December 31, 2011.  The Company has worked to counteract the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company's order book.  As of September 30, 2012 , the Company had cash and cash equivalents of $1.1 million as compared with $0.8 million at December 31, 2011.

As of September 30, 2012, including $0.4 million of restricted cash, being balances held by the Company's UK bankers as part of a debt agreement (and not included in the cash and cash equivalents referred to above), approximately $1.4 million, or 92%, of the total $1.5 million of cash and cash equivalents were held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have represented to our bankers are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries have issued guarantees to banks on certain financing arrangements and, as a result, under the Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect cash generated from operations to further improve through the fourth quarter of 2012 and into 2013, as the Company translates its strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. Our ability to generate cash from operations has been and will continue to be impacted by growing requirements to acquire inventory to satisfy increasing shipments associated with the substantial order book, timing of these shipments and timing related to the collection of customer receivables accounts associated with these shipments. Additionally, we continually monitor our need to invest in engineering and personnel to support such growth. There are no significant capital expenditure plans that will require funding from our current working capital. The Company's cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending September 30, 2013. The Company has recently completed discussions rescheduling loan repayments beyond the next twelve months. This extended the final payment on promissory notes that were held by the former shareholders of ACC (a corporation once owned by the Company) from August 2013 to December 2014.

Backlog

Our future book of shippable orders (''backlog'') was $26.7 million as of September 30, 2012, compared to $25.5 million as of December 31, 2011. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of September 30, 2012, approximately 92% of our backlog related to our electronic devices business, which have variable lead times for our manufacturing processes due to the custom nature of the products. Approximately 8% of the backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

As of September 30, 2012, we had total debt obligations of $4.4 million.  A summary of this debt is shown in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Total debt includes $348,000 outstanding related to subsidiary financing arrangements, capital lease obligations of $224,000, a term loan to Lloyds TSB Bank plc of $1.0 million and notes payable in connection with the acquisition by the Company of ACC, to the former shareholders of ACC (the “Former Shareholders”) of approximately $2.9 million (maturing December 15, 2014). The current portion of the Company's loans and obligations totaled $1.4 million at September 30, 2012.

Financing Arrangements

The Company has lines of credit for its operating subsidiaries based on the level of accounts receivable.

•
The two subsidiaries in England, Pascall and XCEL Power Systems, have a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) which provides a credit facility of £2.75 million ($4.3 million based on the exchange rate on September 30, 2012). As of September 30, 2012, outstanding borrowings under the Receivables Finance Agreements were $0.

•
The Company's French subsidiary, CXR AJ has a Factoring Agreement with FACTOCIC S.A., with a principal amount of €1.35 million ($1.7 million based on the exchange rate on September 30, 2012).  As of September 30, 2012, CXR AJ had outstanding borrowings under the CIC Agreement of $222,000 (based on the exchange rate on September 30, 2012).

•
CXR Larus, in the U.S., is funded by a financing agreement with Bridge Bank which grants CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80%.  As of September 30, 2012, CXR Larus had borrowings under the Business Financing Agreement of $126,000.

Promissory Notes Payable

The Former Shareholders’ subordinated secured contingent promissory notes, which the Company issued in May 2008 in connection with the acquisition of the ACC operations have been subsequently amended most recently in November 2012. The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes now bear interest at the prime rate as reported in The Wall Street Journal plus 4% and mature on December 15, 2014.  Interest is payable quarterly.  As part of the renegotiations the first principal payments have been deferred from October, 2012 to January 2013, when payments in the amount of $0.3 million are due. Further payments of principal are due in September 2013, March 2014, September 2014 and the balance is due at the Maturity Date.  As of September 30, 2012, the Company had Amended Subordinated Contingent Notes with a principal balance of approximately $2.9 million outstanding.

Term Loan

EEL, a wholly-owned subsidiary of the Company, has a term loan with Lloyds Bank in the amount of £750,000.  The loan bears interest at a fixed rate of 4.75% above Lloyds Bank Wholesale Markets rate per annum.  Principal and interest are payable monthly over 60 months.  The loan is subject to a financial covenant requiring a minimum net worth at EEL of not less than £4,200,000 and increases annually by not less than £200,000.  As of September 30, 2012, £640,000 (or $1.0 million based on the exchange rate at September 30, 2012) was outstanding under the Lloyds Term Loan.

Liquidity

Given the combination of forecasted cash flows from operations and existing financing arrangements, management is satisfied that there is sufficient funding to support the working capital requirements during the next 12 months and beyond. There is an extensive backlog of orders as of September 30, 2012 and the Company continues to experience good booking levels to support future shipments. The order book is expected to ship within the next 12 months and the Company will require working capital to support this investment in inventory and receivables. Lines of credit that are available to the Company are linked to the level of receivables. The Company expects the remainder of 2012 and the first half of 2013 to have a high level of shipments against the existing backlog of orders which will result in improved cash inflow from operations in the early part of 2013. To support the future expected growth it will be necessary to reinvest a portion of this cash from operations back into the business for inventory purchases, engineering and product development. Therefore, closely managing cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations remains essential.

The ability to support the Company's business plan is dependent upon the ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the first quarter of 2013. There have been steady reductions in losses over recent quarters. The income in the first nine months of 2012 reflects the improvement in the Company's operational performance. The Company is positioned to generate additional cash in the fourth quarter 2012 as a result of the significant order book. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations.
Successfully executing these strategies to satisfy long-term debt obligations cannot be certain and there are many short-term and long-term risks associated with attempting to execute each of these strategies.  Failure to meet the financing requirements, if and when needed, would have an adverse effect on the Company's operations and could have a material adverse effect on its ability to do business, continue its growth, develop new products, fulfill existing or future orders, or secure new customers or product orders. If the Company is unable to satisfy its long-term debt obligations, management recognizes that it may be required to sell assets or complete a recapitalization in order to continue operations.

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

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of the critical accounting policies, defined as those policies that management believes are the most important to the portrayal of the financial condition and results of operations and that require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Inventory Valuation

Electronic devices are generally built to specific order whereas communications equipment is generally built to forecast. Consequently, the Company produces a larger amount of finished goods in the communications equipment business to enable prompt service to customers. The Company's products consist of numerous electronic and other materials, which necessitate detailed inventory management.  Inventory is valued at the lower of the cost to purchase or manufacture the inventory (first-in, first-out) and the current estimated market value of the inventory (net realizable value). The Company adopts a cyclical approach to counting inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, and physical inventory inspections are carried out at least once a year. Inventory quantities on hand are regularly reviewed and a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements for the next 12 to 24 months are recorded. Additionally, to determine inventory write-down provisions, product line inventory levels and individual items are reviewed as necessary and periodically assumptions about the forecast demand and market conditions are revised.  Any inventory that are determined to be obsolete, either in connection with the physical count or at other times of observation, is specifically reserved for and subsequently written-off.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 94% of the Company's net revenues, 92% of our total assets and 60% of the Company's total liabilities as of and for the nine months ended September 30, 2012.  In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within the statement of operations under the caption “other income (expense)” or as a separate part of the net equity under the caption “accumulated other comprehensive income (loss).”  The impact of currency fluctuations are reviewed on a periodic basis and, from time to time the Company participates in currency hedging activities when the need arises. Foreign currency forward contracts are employed, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Each reporting period, the Company obtains a valuation report from an independent third party to mark the instruments to market value and adjust the financial statements, accordingly, to reflect the market value of the instrument at the end of the reporting period.

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

Based on the assessment of the factors discussed above, it is considered that the functional currency of each of the international subsidiaries is the local currency of that subsidiary. Accordingly, cumulative translation losses of $1.6 million were included as part of accumulated other comprehensive loss within the balance sheet at September 30, 2012. During the three and nine months ended September 30, 2012, we included translation gains of $0.3 million and $0.4 million respectively under accumulated other comprehensive income.

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

Intangibles, including Goodwill

The Company performs impairment testing on goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value.
The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the fair value is less than the carrying value, an impairment charge would be recorded.
The impairment test for indefinite-lived intangible assets comprises a comparison of the assets’ carrying value to their fair value; if the fair value is less than the carrying value, an impairment charge would be recorded.
Amortizing intangible assets are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may exceed their fair value. The impairment test has two steps. The first step identifies potential impairments by comparing the undiscounted cash flows deriving from the assets with their carrying value. If the undiscounted cash flows exceed the carrying value, the assets are not impaired and the second step is not necessary. If the carrying value is more than the undiscounted cash flows, the second step calculates the possible impairment loss by comparing the fair value of the assets, based on discounted cash flows, with the carrying value. If the fair value is less than the carrying value, an impairment charge would be recorded.
A full annual impairment test for goodwill at our electronic devices reporting units was carried out as of December 31, 2011.

As of September 30, 2012, the reported goodwill totaled $5.1 million, all of which is attributable to the electronic devices reporting units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.    CONTROLS AND PROCEDURES.

 (a) Evaluation of Disclosure Controls and Procedures

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

     As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting
There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
Item 1A. Risk Factors.

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2012, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2012.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not previously been reported.

Item 6.                 Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to the Consolidated Financial Statements.*(1)

________________________________________
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

EMRISE CORPORATION
Dated:	November 14, 2012	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva
Chief Executive Officer (Principal Executive Officer)
Dated:	November 14, 2012	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades
Director of Finance
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements.(1)

___________________________________________
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