Form 10-K
period 2012-12-31
EMRISE Corp
filed 2013-03-29
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (919) 806-4722

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (do not check if Smaller Reporting Company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the $0.68 closing sale price of such stock on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,270,000. The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of March 21, 2013, was 10,698,337.

DOCUMENTS INCORORATED BY REFERENCE

None

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (the “Report”), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, as amended. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; our ability to sell assets, pay down debt and increase our per share common stock price; our ability to identify and consummate (a) acquisitions and integrate their operations successfully and (b) dispositions, both on terms favorable to us; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets electronic devices, sub-systems and equipment for aerospace, defense, industrial and communications markets. Our products perform key functions such as power supply and power conversion; radio frequency (“RF”) and microwave signal conditioning; and network access and timing and synchronization of communications networks. We conduct our business through two operating segments: electronic devices and communications equipment. Our two electronic devices segment business units, XCEL Power Systems Ltd. (“XPS”) and Pascall Electronics Limited (“PEL”), are located in the UK (United Kingdom). Our two communications equipment business units, CXR Larus Corporation (“CXR Larus”) and CXR Anderson-Jacobson (“CXR AJ”), are located in the United States and France, respectively. During 2012, our electronic devices segment contributed approximately 71% of overall net sales, while the communications segment contributed approximately 29% of overall net sales. EMRISE serves the worldwide base of customers it has built, primarily in North America, Europe, North Africa and Asia.

Electronic Devices

Within our electronic devices segment, we produce a range of power systems, RF and microwave devices, and sub-system assemblies. The following is a description of the major product categories within this segment:

●	Power Systems. Our power systems business is comprised of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments. These products are used predominately in the defense, commercial aerospace, industrial and communications markets.

●	RF and Microwave Devices. Our RF and microwave devices business is comprised of RF and microwave devices, including frequency control products, together with custom integrated assemblies and sub-systems. These products are used in applications that include communications, air traffic control, navigation and location equipment, radar and signal jamming devices, and weather radar, among others.

●	Sub-system Assemblies. Our sub-system assemblies business consists of design and manufacture of assemblies that incorporate our own products from the other two categories combined with third-party equipment and devices into a completed unit.

The electronic devices segment is primarily “project” driven, with the majority of revenues being derived from custom products with long development cycles, long life cycles and high barriers to entry. Manufacturing and testing is performed in-house or through sub-contract manufacturers. Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and Civil Aerospace systems such as in-flight entertainment and connectivity (“IFE&C”) systems — such as applications for mobile phone, Wifi- internet communications and on-board satellite and broadcast TV — which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

The electronic device market we serve is comprised predominantly of military and commercial aerospace applications. Large military programs, including land and seaborne military platforms, are high revenue generating opportunities, but are few in number and often more likely to be affected by budgetary constraints. As a result, we also focus on multiple smaller defensive aids and force protection projects in the 4C market (command, control, communication and computers) and commercial aerospace opportunities.

Communications Equipment

Within our communications equipment segment, we produce a range of network access products and network timing and synchronization products for public and private communications networks. The following is a description of the major product categories within this segment:

●	Network Access. Our network access product category is comprised of a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless networks, to industry standards as required by our customers. We provide a combination of proprietary products and third party products to meet customer requirements. Products are targeted to key markets such as the military, utilities and other private networks, government administration, point of sale and public communications service providers primarily in Europe, North Africa and, more recently, in the United States.

●	Timing and Synchronization. Our timing and synchronization product category is comprised of a range of timing products primarily for the outer edges of service provider networks, which we refer to as an “Edge Network.” Products are targeted to key markets such as telephone companies, cable carriers, government administration, utility companies, and other defense and homeland security related applications primarily in the United States, but also, to a lesser extent, in Europe.

The communications equipment segment is “end user product” based with typically internally funded development and marketing prior to selling via direct and indirect sales channels. Manufacturing is primarily outsourced.

Strategy and Business Developments

Throughout 2012, we consistently improved, year-over-year, on the financial performance of 2011, ending the year with profitable third and fourth quarters that enabled the Company to report overall profits for the year both before and after tax. We believe this reflected the success of our focus on our core business and continued concentration on cost management throughout 2012.

During 2012 we repaid the final installment of the loan from Private Equity Management Group (“PEM”) yielding a discount of $275,000 and extended the period for the repayment of promissory notes which the Company first issued in May 2008. This extension more closely matches the 2013 repayment schedule with the cash generation capability of the business. We renewed our focus on our existing operations and developed a plan for growth for those operations. These steps, coupled with the significant reduction in debt service requirements, helped us achieve substantial improvement in our results of operations and cash flow in 2012. We also recruited a new chief financial officer. Early in 2013, we appointed a new general manager for our largest subsidiary, with the intention of expanding the electronic devices business, which could lead to enhanced levels of financial performance.

In March 2013 we purchased the building that is occupied by PEL. The cost was $2.8 million. Up to this date we had leased this building and by making this purchase we secured the future of PEL in this location and reduced our building rental costs. We negotiated a new 20 year loan of $2.2 million, secured by the building, at a rate of interest, fixed for 15 years, of 4.8% which together with cash from operations paid for the building.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial equipment. During 2012, our top five electronics devices customers in terms of revenues were Rockwell Collins, EMS Technologies, Panasonic Avionics, BAE Systems and Selex Galileo. Four of these companies were among our top five customers in 2011. We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers. During 2012, our top five communications equipment customers, including distributors, in terms of revenues, were BT Services, RTE EDF Transport, AGF Consulting, Power & Telephone and Cherry & White. Two of these customers were also among our top five customers in 2011.

We have a diversified customer base for both our electronic device products and our communications equipment products. During 2012 one customer accounted for 10.8% of our total net sales. In 2011, no single customer accounted for 10% or more of our total net sales.

Sales, Marketing and Customer Support

We market and sell our products through our operating subsidiaries within both of our operating segments. Our sales force and marketing staff consists primarily of engineers and technical professionals including a direct sales force and, in some cases, a network of independent sales representatives or distributors. Our sales professionals in each country within which we operate are experienced and highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments. We believe this extensive experience and knowledge significantly enhances the ability of our sales and marketing staff to build long-standing customer relationships, as such relationships are more consultative in nature and, as a result, our sales and marketing staff can communicate back to us valuable input on systems and features that our customers desire in future products.

Our electronic devices products are sold through a combination of direct sales and independent representatives. We sell our electronic devices primarily to OEMs and system integrators in the military and commercial aerospace and industrial electronics industries. We typically have long-term relationships with our customers within our electronic devices segment and projects and programs in this segment often span multiple years, with military programs sometimes in excess of five years. We obtain revenues through long-term purchase orders and repeat business from our existing customers, by marketing subsystem assemblies that incorporate our own and third party equipment and devices to our existing customers, and by entering new product markets, such as Civil Aerospace Cabin Electronics market and new geographic markets.

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

The electronic devices market is highly fragmented and competitive and is comprised of a diverse group of OEMs. Nonetheless, we believe that our many years serving this market and significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors. This is particularly true in the military and defense markets that have high barriers to entry after a product has been qualified. Competition for development programs includes multinational and local engineering and manufacturing companies containing customer in-house capabilities. Competitors in this segment include Astronics, Crane, Vicor, ITT and Martek, among others. Our RF devices and power supplies are similarly positioned in the IFE&C markets. Significant competitors in this market include the in-house manufacturing capability of Panasonic, Rockwell Collins and Thales, all of which are also our customers.

The communications equipment market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments. Our principal competitors within this segment include Symmetricom, Frequency Electronics Inc. and Oscilloquartz for timing and synchronization products and RAD, Zhone/Paradyne, Adtran, Patton Electronics Corporation and other subsystem integrators among others for other network access products. The design of many of our network access products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access sites on both the enterprise-wide and single location level. We believe that this design flexibility gives us a competitive advantage by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

Most of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors’ advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy customer needs.

Backlog

For a significant portion of our business, customers issue binding purchase orders or enter into other binding purchase arrangements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or work is currently in progress. At December 31, 2012, our backlog from continuing operations of firm, unshipped orders was approximately $22.6 million compared to $25.5 million a year ago. Our electronic devices business represented approximately 94% of the backlog. The electronic devices business has long lead-times for our manufacturing processes due to the custom nature of the products. Approximately 6% of the backlog is represented by our communications equipment business. We believe that the majority of our current backlog will be shipped within the next 12 months. However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. At March 21, 2013, our backlog from continuing operations was approximately $25.0 million, compared to $26.5 million at March 26, 2012.

Warranties

Generally, our products carry a standard one-year, limited parts and labor warranty. In certain circumstances, and by specific negotiation with a customer, we provide an extended limited parts and labor warranty. We offer this extended parts and labor warranties beyond the standard one or two year warranty, as may be applicable, for an additional cost to our customers. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns. However, it is possible that disputes over specifications, materials or workmanship could arise in the future.

Product Development and Engineering

We are making investments in product development and engineering which are designed to increase our range of product offerings to our customers, stay current with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders. Our product development and engineering activities focused on product development for network access, timing and synchronization products, RF frequency control products and power conversion devices. We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. Development costs are charged to expense as incurred. The cost of development in 2012 was $1,267,000 and in 2011 the comparable cost was $1,549,000.

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

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume. We maintain broad mechanical and electronic assembly capabilities such as machining, surface mount technology, through-hole assembly, cable harness assembly and general assembly, all of which are primarily utilized to maintain our flexibility to produce small volume batch products and quick turnaround prototypes. Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders are outsourced. Although many of our electronic devices incorporate our standard techniques and intellectual property, most of our products are nevertheless built to meet customer specifications. This approach of incorporating proprietary standard modular designs into custom products allows us to reduce lead time to delivery and minimize material inventory. Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 12 and 50 weeks. The lead-time is predominantly to source electronic component piece parts. Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

We operate four manufacturing and assembly facilities worldwide. All of these operations are certified as ISO 9001 compliant. The European subsidiaries are also ISO14000 certified.

The purchased components we use to build our products are generally available from a number of suppliers. As a result of the global economic situation, many suppliers have reduced their inventory levels, requiring longer lead times to obtain raw materials and complete existing orders. We rely on a few limited or sole source suppliers for certain specific components and parts. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some critical components to ensure an adequate supply, particularly for components that have long lead-times, sometimes of up to 50 weeks. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

Intellectual Property

We regard certain of our own software, hardware and manufacturing processes as proprietary and we rely primarily on trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Where applicable, we seek to protect our software, documentation and other written materials under trade secret and copyright laws, although due to the standardized nature of the underlying technology of our products, this protection is often not applicable. Our product development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, in some cases, we incorporate technology and software that we obtain from third party sources. Sometimes we obtain this technology by means of a license. These licenses generally involve a one-time fee and no time limit, but in some cases may involve on-going licensing fees or royalties based on future sales. If these third party sources were to cease doing business, or to cease doing business with us, we would need to obtain the technology and software from another source. We believe that alternatives to these third party technologies are available both domestically and internationally and we intend to expand these alternative technological opportunities in the future.

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

Government Regulation and Industry Standards and Protocols

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the U.S. Federal Communications Commission, (“FCC”) and Underwriters Laboratories, as well as industry standards such as the Network Electronic Build Standards, (“NEBs”) established by Telcordia Technologies, Inc., formerly Bellcore, and those developed by the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute and telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union. Any failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products. Our products for the military markets are typically type tested and require the production of a first article and other prototypes, which are subject to testing to meet specific customer and government regulations governing operating environment, performance and operational capability.

Our facilities and product lines are subject to statutes governing safety and environmental protection. We believe that we are in compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material effect on our business or financial condition.

Many of our military related products are subject to national or international trade import and/or export restrictions. We are subject to the International Traffic in Arms Regulations (“ITAR”) and similar protocols in Europe. In many cases, we are also required to obtain export and/or “end-use” permits when we are asked by our customers to ship certain products outside our native countries where the products are manufactured. We maintain and operate the appropriate controls and security as required for the commercial and military work that we undertake. For example, we must certify certain facilities to specific defense requirements which are subject to regular audit and includes access control and restrictions to personnel. We believe that we are in compliance with all of these statutes and regulations.

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

Employees

As of March 21, 2013, we employed 213 individuals, of which 204 were full time, in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

Corporate Information and Securities Filings

EMRISE is a Delaware corporation that was formed in 1989. Our principal executive offices are located at 2530 Meridian Parkway, Durham, NC 27713. Our website address is www.emrise.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials that we file with the United States Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov). The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

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

Risks Related to Our Business

Our profits in 2012 were minimal and in the three prior years the Company sustained losses. We need to invest in our business to generate and increase future profits and we need to meet loan repayments that fall due in 2013 and 2014. We need to manage our business to meet the cash demands but this will not necessarily lead to an overall positive cash flow during 2013. If we incur losses, we are likely to experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We generated modest profits from operations in 2012 compared with a $2 million loss from continuing operations for 2011 and a $6 million loss in 2010. We expect to rely on cash on hand, cash generated from our operations and existing financing arrangements to fund the cash requirements of our business. If our profits do not continue, we are likely to experience negative cash flow, which may hamper current operations and may prevent us from investing in and expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. The Company needs cash to grow and this investment and consequent cash outflow may not result in an immediate or indeed, any increases in profit. If we do not achieve, sustain or increase profitability, our stock price may decline.

We continue to owe outstanding debt, some of which falls due within the next 12 months.

We have a significant amount of the debt in the form of promissory notes that are due to the former shareholders of Advanced Control Components (the “Former Shareholders of ACC”). During 2012 we negotiated a rescheduling of the payment dates for the outstanding $2.9 million promissory notes. This principal amount is now due to be paid in 2013 ($0.6 million) and 2014 ($2.3 million). The final tranche of this principal sum, being $1.7 million, falls due in December 2014. We are also making annual re-payments of principal of approximately $240,000 to our lead banker in the United Kingdom. These repayments will have to be made from operational cash flows unless new financing facilities are negotiated. We have credit facilities available to us under three separate financing arrangements for our UK, French and U.S. operations. The cost of carrying and servicing this debt affects our profitability. If we are unable to grow the Company and generate additional cash, we will need to seek new finance before the Former Shareholders’of ACC promissory notes come due. If we are unable to do this we may have to consider the future sale of assets or sell equity to raise the capital needed to pay these debts.

We rely on our foreign subsidiaries to generate cash to meet Company liabilities.

We rely on our foreign subsidiaries to generate profits and cash with which to finance our US operations and repay corporate debt. EMRISE does not have any facility in the United States to generate cash to pay its liabilities beyond dividends and loans from its subsidiaries and management charges imposed on those same companies. In the event that the overseas trading entities were unable to support EMRISE, either through a lack of cash or limitations on cash transfers imposed through bank covenants, loan conditions or tax factors then EMRISE would need to seek funds elsewhere. There is no guarantee that this would be possible.

We have limited cash resources which limits investment in new products, people or working capital.

We have bank borrowing facilities for each of our subsidiaries which are sufficient to meet our normal levels of activity within those subsidiaries. Our plans anticipate moderate growth but we cannot guarantee that this growth will be self-financing in the short term. New products and new orders require additional working capital and delays in design, production, delivery or payment from customers will put a strain on this working capital which could result in the Company running out of cash. We monitor our cash resources and cash availability against existing bank facilities very carefully but as a small company we do not have the resources to cover the eventuality of a lengthy delay in the working capital cycle. Some of our borrowing facilities are specific to individual subsidiaries and there are limitations on the ability to transfer cash between these subsidiaries. In the event that one or more subsidiary requires cash in excess of its borrowing facility to meet its obligations we may be unable to transfer cash to that subsidiary even if the Company as a whole has adequate borrowing facilities

Our strategy includes organic growth, which may not result in increased revenues or profitability and may deplete our limited cash reserves without return on investment.

We intend to grow our business organically, focusing on sales to further increase our revenues and backlog, and ramping up manufacturing to meet the increased demand.  We may encounter difficulties caused by a number of factors, some of which are out of our control, including operational or personnel issues; delays in obtaining (or failure to obtain) required parts, supplies, or third-party technology; global recession concerns; access to credit by our customers, our suppliers, or ourselves; and our competitors may be more successful than we are technologically or in terms of sales generation. We are using cash reserves to make up-front investments in engineering and inventory.  We may invest in the wrong technologies or products or the investment may not yield improved products and sales as anticipated.  Our competition may make similar investments with greater success.  If we fail to develop significant sales of products, it will negatively impact our business, our ability to become profitable, and results of operations.  We would also expect such failure to cause fluctuations or decreases in our common stock price.

If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

As of December 31, 2012, we had $22.6 million in backlog orders for our products. This represents approximately 67% of our 2012 annual revenues. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner. We may not ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within established timeframes, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders. Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fails to translate into increased sales.

Our lack of long-term purchase orders or commitments may materially adversely affect our business.

During 2012, the sales of electronic devices accounted for approximately 71% of our total net sales, and the sales of communications equipment and related services accounted for approximately 29% of our total net sales. In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them and can include long-term purchase orders or commitments. Typically our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

The sales cycles of many of our products are lengthy, exposing us to the risks of delays, foregone orders and fluctuations in operating results.

Sales of many of our products depend upon potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which require a significant amount of time. As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to 12 months. Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results. Coupled with the lack of long-term purchase orders or commitments described above, our sales revenues can fluctuate from period to period and such unpredictability could negatively affect our stock price.

The high costs of being a U.S. public registrant places pressure on our cash facilities

The costs of maintaining the quotation for our stock relative to the size of our business are high. The Company relies on its subsidiaries to generate sufficient cash to meet their own operating costs in addition to collectively meeting the costs of maintaining a public entity. A shortfall in cash generation by the subsidiaries would restrict the ability of EMRISE to meet its liabilities as they fall due.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board and Chief Executive Officer, and Graham Jefferies, our President and Chief Operating Officer. Mr. Oliva co-founded Emrise Electronics Corporation (“EEC”) and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of EMRISE whom we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. The loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could adversely affect us. Although we have entered into employment or severance agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals. We maintain key-man life insurance on Messrs. Oliva and Jefferies. However, this insurance covers termination due to death and not due to any other potential reasons for their employment termination. Even if this insurance can be continued in full effect and a claim paid, the coverage may not be sufficient to compensate us for the loss of the services of Messrs. Oliva or Jefferies.

Many of our competitors have greater resources than we do. If we are unable to keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries, we may not be able to compete successfully with them and thereby possibly causing our stock price to decline.

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

The global financial crisis and global economic recession:

●	has had and may continue to have significant negative effects on our customers and our suppliers;
●	has had and may continue to have significant negative effects on our access to credit and our ability to raise capital;
●	may prevent us from accurately forecasting demand for our product;
●	may increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable; or
●	may increase the risk that we cannot sell inventory that is on hand, resulting in excess inventory levels;

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

We undertake various sales and marketing activities through our facilities in England and France. Sales by these foreign business units accounted for 95% our net sales in 2012. International operations are subject to many other inherent risks, including but not limited to:

●	fluctuations in currency exchange rates;
●	import and export license requirements and restrictions of the U.S. and each other country in which we operate;
●	exposure to different business practices and legal standards, particularly with respect to intellectual property;
●	repatriation of profits;
●	the imposition or changes to regulations, governmental controls and restrictions;
●	burdens of complying with a variety of foreign laws;
●	changes in taxation and tariffs; and
●	the reliance of the U.S. business on foreign governments.

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

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. Our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, the American National Standards Institute, among others, as well as industry standards such as those established by Telcordia Technologies, Inc. (communications), Federal Aviation Authority (aerospace) and The Boeing Company, among others. Internationally, our products must comply with standards established by the European Committee for Electro technical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, Airbus and various civil aviation authorities, among others. Our products for the military markets are typically tested and require the production of a first article and other prototypes, which are subject to testing to meet specific customer and government regulations. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to manufacture and/or sell our products in the future and/or may result in significant warranty liability for noncompliance on existing products.

Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements. As a result, exchange rate fluctuations have historically and may in the future materially adversely affect our reported results of operations.

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency. In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using average exchange rates for the applicable period. Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements. Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 95% and 91% of our net sales for 2012 and 2011, respectively. We have at times used derivatives to manage foreign currency rate risk for certain sales shipped from England. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a $61,000 loss for 2012 and a $332,000 loss for 2011. The future losses could be greater than in the past.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets, which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification (the “Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually at year end. As part of our 2012 and 2011 annual tests for impairment to goodwill and other intangible assets, we noted no events of impairment. Any future impairment, could negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

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

We have entered into agreements with third parties for hardware, software, telecommunications and database services in connection with the operation of our facilities. We have several licenses from third parties. We may be subject to disruptions of our operational systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and telecommunications outages). These third party systems and licenses on which we rely could also suffer operational system failure. Any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or our information systems could significantly disrupt our business operations and result in potential liability or reputational damage or otherwise have an adverse impact on our financial results.

Risks Related to Our Common Stock

There is limited trading and investor interest in our stock which creates risks for investors when trying to sell our stock and limits the Company’s ability to raise cash for expansion or working capital by placing our stock.

Our stock is quoted on the OTCQB trading venue but trading volumes are low due to limited investor interest in Micro Cap stocks, lack of liquidity in the stock, a negative stock price trend and a very low market capitalization. The stock price is volatile and responds to relatively small blocks of shares being bought or sold with disproportionate price swings. This limits the Company’s ability to use the stock to raise capital or to fund any strategic growth initiatives including mergers or acquisitions without very significant dilution of existing stockholders.

Our common stock price has been volatile, which has resulted in substantial losses for some investors purchasing shares of our common stock and could result in further losses or litigation against the Company.

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2012, the high and low closing sale prices of a share of our common stock were $0.76 and $0.40, respectively. Our stock price has exhibited volatility and may continue to do so in the future. In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

●	our success or failure to execute on our business strategy;
●	whether the Company can become profitable and whether it can sustain profitability;
●	additions or departures of key personnel;
●	foreign currency translations gains or losses;
●	fluctuations in our quarterly or annual operating results and whether such results meet investor expectations;
●	changes in market valuations of similar companies and stock market price and volume fluctuations generally;
●	general global economic weakness;
●	economic conditions specific to the electronic devices or communications equipment industries;
●	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
●	delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
●	third parties’ infringement of our intellectual property rights, or our potential infringement of another party’s intellectual property rights;
●	changes in our pricing policies or the pricing policies of our competitors;
●	regulatory developments;
●	future sales of our common stock or other securities; and
●	perception and confidence of investors regarding future prospects for the Company.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 21, 2013, we had approximately 10.7 million shares of common stock outstanding and outstanding options and warrants to purchase an aggregate of 0.5 million shares of common stock. A substantial number of these shares are eligible for public resale. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Because of our currently low common stock price, we could be a target for a buyer or subject to a hostile takeover at a depressed value.

Because of the Company’s current common stock price, aggregate market capitalization and potential market value of its assets, and its annual revenue, the Company may be an attractive target to a buyer or subject to a hostile takeover at a depressed value. Such price could be at a premium to the market price at the time of the transaction and still be significantly below the purchase price paid by most stockholders. The Company’s stock is concentrated in the hands of a limited number of groups of independent shareholders which could exercise their rights to influence the strategic direction of the Company to the detriment of the existing plans. Although the Company has certain anti-takeover measures in place, the Company does not have a shareholder rights plan, commonly known as a poison pill, in place. The lack of this particular anti-takeover measure could make a change in control of our Company easier to accomplish. If a takeover attempt occurred, it might cause distractions for our management and our Board and this might prevent us from executing on our strategic plans, preserving the value of the Company for creditors and stockholders and growing the Company. In addition, a successful takeover attempt might result in a change of the Company’s management and directors.

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

As of March 21, 2013, we leased or owned approximately 105,000 square feet of administrative, engineering, production, storage and shipping space.  54% of this space, being the sites in San Jose and Ashford, England, was leased from third parties. The facility located in Abondant, France, is owned by our subsidiary, CXR Anderson Jacobson, which is part of the communications equipment segment and the facility located in Ryde, England, is owned by Pascall Electronics Limited, one of our electronic devices businesses.  The following table represents our leased properties as of March 21, 2013:

Approximate
Business Unit	Location	Segment	Use	Size

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	27,000 sq. feet

CXR Larus Corporation	San Jose, CA, U.S.	Communications Equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet

Since the year end, effective on March 4, 2013, the Company acquired the following premises which had previously been leased:

Pascall Electronics Limited	Ryde, Isle of Wight, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	35,000 sq. feet

We believe that these facilities are suitable for the purposes for which we use them.  We believe that we have sufficient facilities to conduct and grow our operations during 2013.  The majority of our facilities have warehouse space that can be converted to production areas in the event that expansion is necessary without purchasing or leasing of additional property.  However, we will continue to evaluate the purchase or lease of additional properties as our business requires.

Item 3.	Legal Proceedings.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently trading on the OTC Markets Group Inc. trading venue in their OTCQB category under the symbol “EMRI” and has done so since February 7, 2011.  Our common stock previously traded on NYSE Arca from March 8, 2006, under the symbol “ERI.” before transferring to the OTCBB and then the OTCQB.   The table presented below shows, for each fiscal quarter, the high and low closing prices for shares of our common stock on the OTCQB and OTCBB for periods since February 7 , 2011 , and NYSE Arca for prior periods.  The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2012
First	$0.76	$0.41
Second	$0.68	$0.50
Third	$0.73	$0.52
Fourth	$0.52	$0.40
Year ended December 31, 2011
First	$0.94	$0.65
Second	$0.89	$0.65
Third	$0.85	$0.43
Fourth	$0.65	$0.35

(b) Holders

As of March 21, 2013, we had 10,698,337 shares of common stock outstanding held of record by approximately 495 stockholders in addition to numerous stockholders whose holdings are held in Street Name.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On March 21, 2013, the closing sale price of our common stock on the OTCQB was $0.47 per share.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our existing equity compensation plans can be found in Part III, Item 12 herein.

Recent sales of Unregistered Securities

During the year ended December 31, 2012, there were no sales of unregistered securities.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Report. This Report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate, expenses we might incur and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include the risk factors described in detail in this Report and relate to or are qualified by other important factors, including, without limitation:

●	our ability to pay outstanding debt as it comes due;
●	our ability to successfully support the working capital needs of our company;
●	our ability to maintain our cost management activities implemented over the past years and to otherwise contain costs;
●	our ability to increase revenues through additional sales, customers, products and pricing;
●	our ability to reach sustained profitability;
●	our ability to continue to borrow funds under the financing arrangements currently in place (see “—Liquidity and Capital Resources”) or to secure additional financing in the future;
●	exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation (see “— Foreign Currency Translation”);
●	the projected growth or contraction in the electronic devices and communications equipment markets in which we operate, including military and defense spending across the globe;
●	our strategies for expanding, maintaining or limiting our presence in these markets;
●	anticipated trends in our financial condition and results of operations;
●	our ability to distinguish ourselves from our current and future competitors;
●	our ability to secure long term purchase orders;
●	our ability to deliver against our existing or future book of shippable orders (backlog);
●	technical or quality issues experienced by us, our suppliers and/or our customers;
●	failure to comply with existing or future government or industry standards and regulations;
●	our ability to successfully locate, acquire and integrate any possible future acquisitions;
●	the impact of current and/or future economic conditions, including but not limited to, the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and
●	our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than we do and have significant resources in comparison to us.

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

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States, England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2012, our electronic devices segment contributed 71% of overall net sales while the communications segment contributed 29% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation In-Flight Entertainment and Connectivity (“IFE&C’’) systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Revenue recognition for products and services provided by our subsidiaries in United Kingdom depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  We offer extended warranty contracts for an additional cost to our customers, which we recognize ratably over the term of the extended warranty contract under either the milestone method or percentage of completion method, whichever is most appropriate under GAAP.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 95% and 91% of our net revenues for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, our foreign subsidiaries contributed 94% and 83% of our total assets and 69% and 64% of our total liabilities, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars, our reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss).

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2012, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods. The relevant rates for 2012 and 2011 were:

U.S. Dollar equivalent
At December 31	2012	2011
Year end rate
£ Sterling	1.62	1.55
Euro	1.32	1.29

Average for the year
£ Sterling	1.59	1.60
Euro	1.29	1.39

If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

Long-Lived Assets and Amortizing Intangible Assets

The Company reviews the carrying amount of its long-lived assets and other amortizing intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Amortizing intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years.  The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2012 and 2011 for goodwill in the electronic devices reporting unit.  In performing the valuation, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considered the results of an income approach in determining the fair value of the reporting units.

A full annual impairment test for goodwill at our electronic devices reporting unit was carried out as of December 31, 2012. In performing the valuation, management used cash flow forecasts and discount rates that reflected the risks associated with the current market. Management considered the results of an income approach in determining the fair value of the reporting units. For the income approach, growth at 4% was assumed as a result of expected shipments on existing contracts and future opportunities. The projected cash flows were discounted at the Company’s weighted average cost of capital of 15% to determine the fair value for the electronic devices reporting unit.

At December 31, 2012, our reported goodwill totaled $5.1 million, all of which belonged to the electronic devices reporting unit.

During the fiscal year ended December 31, 2012, we adopted the provisions of Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350)’’ (“ASU 2012-02”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our indefinite-lived assets are less than their carrying values. At December 31, 2012, our reported indefinite-lived assets totalled $0.38 million, all of which belonged to the electronic devices reporting unit.

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

Overall net sales from continuing operations increased 1.5% in 2012 compared to 2011.  The increase was primarily due to higher sales of commercial aerospace IFE&C products from our electronic devices business units and sales of network access products at our French communications equipment business unit but offset by lower sales in our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government. Profitability in local currency increased in each of the Company’s European subsidiaries in line with management’s beliefs but the strengthening of the U.S. dollar against both sterling and the Euro diluted the impact of the local increase in turnover and profitability when translated into U.S. dollars.

Overall gross profit, as a percentage of sales (“Gross Margin”) in 2012 was 29.4%, compared to 28.4% in 2011. The increase in Gross Margin is principally the result of changes in product mix.

Our 2012 results reflected continuing improvement in our core business performance and a further tightening of control over overhead costs. This was augmented by non-recurring, non-operating profits from the early repayment discount on a loan, and insurance proceeds from a fire that we suffered in 2010. After suffering large losses in 2010 and 2011 we were able to translate the plans formulated in those years into profits in 2012, and these profits became stronger as the year progressed generating a profit for the year as a whole. We continue to maintain a strong backlog. We are cautious about our future, recognizing that planned growth is not without its challenges. We will need to continue to manage cash very closely to ensure that we have sufficient availability to make principal payments on debt and fund the anticipated shipments of backlog during 2013.

The following is a detailed discussion of our results of operations by business segment.

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$24,036	$22,022	$2,014	9.1%
as % of net sales	70.6%	65.7%
Communications equipment	10,011	11,509	(1,498)	(13.0)%
as % of net sales	29.4%	34.3%
Total net sales from continuing operations	$34,047	$33,531	$516	1.5%

Electronic Devices

The increase in sales of our electronic devices in 2012 as compared to 2011 is the result of higher sales of military products and IFE&C devices. We continue to see a steady inflow of orders for these products with quarterly orders averaging in excess of $6 million which is slightly ahead of the levels in 2011.

At March 21, 2013 we had a backlog of $22.4 million compared with a backlog at March 31, 2012 of $23 million, for the electronic devices business, but the Company recognizes that there is a risk that customers may seek to delay production and delivery if the world economy continues to remain weak.

Communications Equipment

During 2012, net sales within our communications equipment segment declined from the levels experienced in 2011 despite a 6% increase in sales of network access products at our French business unit. The strong performance in France was offset by a 54% ($2 million) decrease of sales from our U.S. business unit. International sales of our French network access products have continued to provide a solid backlog. We continue to actively work to expand our market reach for our French access products into the United States.

This segment of the business has a shorter lead time on orders than the electronic devices segment but the backlog at March 21, 2013 was $2.6 million, an increase of 32% over the comparable figure at March 31, 2012. This backlog is predominantly located at our French subsidiary.

Gross Profit

	Year Ended December 31,		Variance Favorable/(Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Electronic devices	$7,085	$5,859	$1,226	20.9%
as % of net sales	29. 5%	26.6%
Communications equipment	2,921	3,665	(744)	(20.3)%
as % of net sales	29.2%	31.8%
Total gross profit from continuing operations	$10,006	$9,524	$482	5.1%
Total gross margin from continuing operations	29.4%	28.4%

Electronic Devices

Gross profit, as a percentage of net sales, for our electronic devices segment was 29.5% in 2012 compared with 26.6% in 2011. Gross Margin improved steadily through the year edging up from 27.5% in the first quarter to 31.2% in the final quarter of the year reflecting the product mix. Gross profit improved in the second half of 2012 because of higher sales volumes which absorbed fixed production overheads.

A significant portion of our existing backlog for 2013 production is associated with commercial markets, which tend to be more competitive resulting in lower margins than other markets.  While we anticipate a slight upward trend in military market orders, the vast majority of our current production orders are for lower margin commercial aerospace applications.

Communications Equipment

The decrease in Gross Margin for our communications equipment segment from 31.8% in 2011 to 29.2% in 2012 was primarily caused by significantly lower sales volumes at our U.S. business unit which caused per unit costs to absorb more of the fixed overhead and additional reserves against slow moving lines of inventory in this unit. This decrease was partially offset by an increase in gross profit at our French business unit as a result of higher volumes.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2012	2011	Dollar	Percent
Selling, general and administrative	$8,794	$9,618	$824	8.6%
as % of net sales	25.8%	28.7%
Engineering and product development	1,267	1,549	282	18.2%
as % of net sales	3.7%	4.6%
Total operating expenses from continuing operations	$10,061	$11,167	$1,106	9.9%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2012 decreased for a second successive year as the Company continued to focus on containing costs.

Engineering and product development

Engineering and product development costs decreased in 2012 compared to 2011. This was the result of a smaller team focusing on customer specific engineering which is captured in the cost of the related product rather than more general product development.

Interest expense

Interest expense was $0.4 million in both 2012 and 2011 , a substantial reduction on the levels of interest on the much larger loan balances which existed in 2010 when the interest charge was $1.9 million.

Other income and expense

We recorded other income of $522,000 in 2012, compared to $21,000 in 2011.  The major element of income in this category related to insurance proceeds received in respect of the damage caused by a fire at the Company’s premises in France in 2010. We recorded $0.5 million of insurance income in 2012 and $0.3 million in gains on insurance recoveries in 2011. The initial costs suffered through damage as a result of the fire were incurred in 2010 but additional costs which impacted upon the Company’s operating efficiency continued into 2011. Additionally, the Company recorded short-term exchange rate losses of $0.1 million in 2012 compared with $0.3 million in 2011.

Gain on extinguishment of debt

In June 2012, we recorded a gain on the extinguishment of debt of $275,000 as a result of repaying the remaining balance on our loan from PEM which at one time was our senior lender.  On June 30, 2012, we repaid all of the outstanding balance on this loan which had originally been entered into in November 2007 and subsequently amended with GVEC Resources IV, an affiliate of PEM, which, when originally entered into, provided a credit facility in the aggregate amount of $26 million (the “PEM Credit Agreement”).  As a result, the transaction was accounted for as an extinguishment of debt.

Income tax provision (benefit)

Income tax expense amounted to $314,000 for 2012 compared to $88,000 for 2011.  The largest element of the tax charge relates to the taxable profits generated in the United Kingdom where no tax loss carry-forwards are available to reduce tax payable on earnings. No income tax expense arose in the U.S. or in France for 2012 or 2011. The Company has tax loss carry-forwards to set against future taxable income in these locations, but has recorded a full valuation allowance against the value of these assets.

Income from discontinued operations

We reported income from discontinued operations and assets held for sale of $0.4 million (net of tax of $0.2 million) during 2011, which included $0.1 million of operating income related to the sale of certain assets related solely to the CXR Halycon product line of telecommunications test equipment and $0.3 million associated with finalization of the ACC Operations transaction. The small loss of $9,000 suffered in 2012 related to some residual costs in respect of the test equipment sale.

Net income/(loss)

We reported net income of $0.1 million in 2012 compared to a net loss of $1.6 million in 2011.  The 2012 result benefited from non recurring income from the early settlement of the PEM loan and the insurance proceeds resulting from the fire in France. Included in the net loss for 2011 was $0.4 million of income on discontinued operations and assets held for sale. The result reflects the improvement in gross profit, and reduction in operating expenses.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our on-going operations are working capital, cash generated from operating activities and cash available from financing activities.  We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various lines of credit.  Working capital was $7.5 million at December 31, 2012, as compared to $7.2 million at December 31, 2011.  The Company has managed its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection throughout 2012 has funded increased purchases to meet the increasing production demanded by the Company’s order book. At December 31, 2012, the Company had cash and cash equivalents of $1.5 million compared with $0.8 million at December 31, 2011.

As of December 31, 2012, including $0.4 million of restricted cash, being balances held by the Company’s UK bankers as part of a debt agreement (and not included in the cash and cash equivalents noted above) approximately $1.8 million, or 95%, of the total $1.9 million of cash and cash equivalents was held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we intend to use to support our continued growth plans outside the U.S. through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal operating needs through intercompany loans and service charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the Internal Revenue Code. However, the foreign subsidiaries have issued guarantees on certain financing arrangements and, as a result, under the Internal Revenue Code (the “Code”), have been deemed to have distributed these earnings to fund U.S. operations. This has resulted in U.S. federal taxable income and an increase in the U.S. tax liability, which has been reduced through utilization of available net operating loss carry-forwards and foreign tax credits. Should the net operating loss carry-forwards become fully utilized in future periods and these guarantees remain in place, we may be required to recognize income tax expense associated with the foreign earnings.

We will continue to generate cash from operations throughout 2013 as a result of the projected levels of shipments. However, we anticipate that our cash outflow associated with principal debt repayment requirements during 2013 will absorb our cash inflows from operations. Our ability to generate cash from operations has been and will continue to be impacted by requirements to acquire inventory to satisfy shipments associated with our substantial order book, timing of these shipments and timing related to the collection on customer accounts associated with these shipments. Additionally, we may need to invest in engineering and personnel to support future growth.

Backlog

Our backlog was $22.6 million as of December 31, 2012, compared to $25.5 million as of December 31, 2011. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of December 31, 2012, approximately 94% of our backlog is related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 6% of this backlog is related to our communications equipment business, which generally delivers standard products from stock as orders are received. A very substantial proportion of the Company’s backlog relates to our international operations. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

At December 31, 2012, we had total debt obligations of $5.1 million.  Total debt includes $1.1 million outstanding related to subsidiary financing arrangements, capital lease obligations of $0.2 million, a term loan to Lloyds TSB Bank plc of $0.9 million and promissory notes of $2.9 million (maturing December, 2014). The current portion of loans and obligations totalled $2.1 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2.75 million ($4.5 million based on the exchange rate on December 31, 2012), in each case at an advance rate of 85%, a discount charge of 2.5% above the London Inter-bank base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of December 31, 2012, Pascall had outstanding borrowings of $37,000 and XCEL had no outstanding borrowings under their respective Receivables Finance Agreement.

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Receivables Finance Agreement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on December 31, 2012) at an advance rate of 90% of presented trade receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2012, CXR AJ had outstanding borrowings under the CIC Agreement of $1.0 million.

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of December 31, 2012, CXR Larus had outstanding borrowings of $121,000 under the Business Financing Agreement.

PEM Credit Agreement

The Company entered into an agreement with PEM for an aggregate amount of $26 million, in November 2007. Since that date, the Company has repaid portions of the loan in accordance with the loan terms. On February 8, 2012, the lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note was payable on a monthly interest only basis through to February 28, 2013 (the “Maturity Date”). The Note was payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. The Note required a one-time principal payment to the lender on or before February 29, 2012 in the amount of $500,000. This was paid on schedule. In addition, if the Company paid certain amounts of principal before specific dates, the remainder of the principal amount would be deemed to be paid in full. Under this provision, the Company paid $225,000 prior to June 30, 2012 and as a result, the accrued balance outstanding (including an accrual for the debt premium) was extinguished and a settlement discount of $275,000 was recognised in the Company’s income statement.

Promissory Notes Payable

The promissory notes due to former shareholders of Advanced Control Components are subordinated contingent promissory notes, which were originally issued in May 2008. Since this date there have been further amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the “2014 Maturity Date’’) (previously August 31, 2013). Interest is payable quarterly through to the 2014 Maturity Date. Principal payments were scheduled to commence on January 15, 2013 in the amount of $0.3 million and since the year end this sum was paid on time. Further payments of principal amounting to $0.3 million will be payable on each of September 15, 2013, March 15, 2014, and September 15, 2014. The remaining principal balance of $1.7 million is due at the 2014 Maturity Date.  As of December 31, 2012, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,877,000.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”) (or $1.2 million based on the exchange rate at December 31, 2012).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL were required to provide £125,000 ($202,000 at the exchange rate at December 31, 2012) to an escrow account in each of the subsidiary’s name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) is included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2012 of not less than £4,200,000 ($6.8 million at the exchange rate at December 31, 2012) and shall increase annually by not less than £200,000 ($324,000 at the exchange rate at December 31, 2012).  The Lloyds Term Loan was funded on August 30, 2011. As of December 31, 2012, $0.9 million was outstanding under the Lloyds Term Loan based on the December 31, 2012 exchange rate.

Subsequent to the year end, the Company has negotiated an additional loan, in the form of a mortgage, from Lloyds Bank of £1.4million (approximately $2.2million) for the purchase of a building in the United Kingdom. This building is occupied and was previously leased by Pascall, one of the Company’s United Kingdom subsidiaries. As part of the financing arrangements the sum of £250,000 held in escrow by Lloyds Bank and referred to above was released to provide cash to finance the building purchase.

Liquidity

In combination with anticipated cash flows from operations and existing financing arrangements, we believe we have sufficient funding to support our working capital requirements for the next 12 months. We have a substantial backlog as of December 31, 2012, of which substantially all is for our foreign operations and which we expect to ship within the next 12 months. In order to support our future expected growth, we will need to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, the Company must closely manage cash and monitor the repatriation of cash from foreign subsidiaries to meet the corporate costs of EMRISE, the operational needs of the business and satisfy near-term debt service obligations. Our ability to support our business plan is dependent upon our ability to achieve profitable operations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-27 which appear at the end of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2012.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2012, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012.

(b)	Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded as of December 31, 2012, that our internal controls over financial reporting were effective.

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

Inherent Limitations on the Effectiveness of Controls

Management does not expect that their disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

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

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of March 21, 2012, and their business experience are as follows:

Name	Age	Titles
Carmine T. Oliva	70	Chairman of the Board, Chief Executive Officer, and Director
Graham Jefferies	55	Director, President and Chief Operating Officer
Timothy Blades (1)	56	Chief Financial Officer
Laurence P. Finnegan, Jr. (2)	74	Director
Otis W. Baskin (3)	67	Director
Frank P. Russomanno (3)	65	Director
Julie A. Abraham (4)	55	Director

(1)	Mr Blades was appointed as Chief Financial Officer on February 5, 2013. Since March 6, 2012 until his full time appointment, Mr. Blades had been acting as the Company’s interim Director of Finance, Principal Accounting Officer and Corporate Secretary.
(2)	Member of the Compensation Committee.
(3)	Member of the Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee.
(4)	Member of the Nominating and Corporate Governance Committee and Audit Committee.

Carmine T. Oliva has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 1997 and of our subsidiary, EEC, since he founded EEC Electronics Corporation in 1983.  From March 1997 until July 2009, he was President of EMRISE.  Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 2006 to May 2007 and served as Acting Chief Financial Officer from April to July 2005.  Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985 and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc.  Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period.  Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.  Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University.  Mr. Oliva is the founder of EMRISE.  This, in addition to his vast business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity and reputation and his extensive international business background, including his extensive acquisition and divestiture expertise, makes Mr. Oliva an ideal director of the Company as well as its chairman.

Graham Jefferies joined the Board as a Class II director on March 1, 2011.  He was appointed as President in July 2009.  He served as Executive Vice President from October 1999 until July 2009. Mr. Jefferies was also appointed as our President and Chief Operating Officer in January 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 1999.Mr. Jefferies served as Executive Vice President of EMRISE from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992.  Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom. We believe Mr. Jefferies’ education and experience in several leadership roles, such as Chief Operating Officer and Managing Director, as well as his business acumen, judgment, integrity and reputation, make him an ideal director.

Timothy J. Blades currently serves as the Company’s Chief Financial Officer and having served as the Company’s interim Director of Finance from April 11, 2012. In the period from March 6, 2012 to April 10, 2012 he provided accounting services to the Company. He became an employee of the Company on December 1, 2012 and was appointed as Chief Financial Officer on February 5, 2013. He is the Company’s Principal Accounting Officer and Corporate Secretary, which are positions he has held on an interim basis since April 2012. Mr Blades is based in England, where the Company’s primary business units, operations management and financial teams are located. He is a Chartered Accountant and an experienced international financial executive who has led multidisciplinary teams focused on profit improvement, fundraising, mergers and acquisitions and a range of essential finance and accounting functions throughout his career. He has extensive expertise in international finance, particularly in the U.S., Europe, the UK, and the Far East. During a career with Grant Thornton UK LLP of more than 30 years Mr. Blades was Managing Partner of the Northampton Grant Thornton office, overseeing a staff of 100 and prior to that was the partner in charge of audit in Grant Thornton’s London office. From 2002 to 2010, he was a regional managing partner leading a 12-partner team directing a 300-member staff responsible for accounting, tax and financial planning. During this period, he built the Grant Thornton Cambridge office from a staff of 30 to more than 100 professionals. Mr.Blades graduated from the University of Sheffield in England earning a Bachelor of Arts in Business. He has extensive training in U.S. and UK GAAP, IFRS (International Financial Reporting Standards), due diligence reporting and a range of regulatory matters. Mr.Blades is a trustee of a large defined benefit pension fund, a non-executive director of a trade and research organization, a member of the Court of Northampton University in England and is active in a number of charitable organizations.

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

Otis W. Baskin has served as a Class I director since February 2004.  He was a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California from June 1995 to 2012 and also served as dean from 1995 to 2001.  As dean at Pepperdine he was responsible for all aspects of the management of an organization with 200 employees and $47 million in annual revenue.  He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-1987), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-1991) and The University of Memphis (1991-1995), in addition to serving as dean at both universities.  In each of these assignments he has had responsibilities for recruitment and setting compensation of both professional and support personnel.  Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force.  Dr. Baskin is an expert in international business who has worked with companies and business schools in more than 40 countries.  He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.  Dr. Baskin brings a unique blend of business, management, communications and leadership skills, experience and education, as well as his judgment, integrity and reputation, to his role as director and chair of the Compensation Committee.

Frank P. Russomanno joined the Board as a Class I director on March 2011.  He served as Vice Chairman of Imation from March 2009 and Chief Executive Officer of Imation from April 2007 until he retired from the Company in May 2010. He also served as President of Imation from April 2007 to March 2009 and served as a member of the Imation Board from April 2007 until he retired.  Previously, Mr. Russomanno was Chief Operating Officer of Imation from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno is active in industry and nonprofit organizations. Mr.Russomanno is a member of the board of directors of Hutchinson Technologies Incorporated. Mr. Russomanno is the former chairman of the board of the Content Delivery & Storage Association. He currently serves on the Boards of Directors of the Greater Twin Cities United Way and Intellectual Takeout. In addition, he is a former board member of Merrick Community Services in St. Paul, MN.  Mr. Russomanno has a Bachelor of Arts degree in history from Seton Hall University. He has taken graduate courses at the University of Oklahoma and Monmouth College and served in the U.S. Army as an artillery officer in Vietnam, achieving the rank of Captain.  Mr.Russomanno’s background and direct experience leading the operations of a large, diverse organization can be applied to helping the management of the Company and makes him an ideal director and chairman of our Nominating and Corporate Governance Committee.

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

Term of Office and Family Relationships

Our officers are appointed by, and serve at the discretion of, our board of directors (the “Board”). There are no family relationships among our executive officers and directors.

Board of Directors

Board Composition, Responsibilities and Leadership Structure

Our business, property and affairs are managed under the direction of our Board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees.

Our bylaws provide that our Board shall consist of at least four directors. Our Board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have six directors on our Board, with no vacancies.  Our current Board consists of two Class I directors whose terms expire at our 2015 annual meeting, three Class II directors whose term expires at our 2013 annual meeting, and one Class III director whose term expires at our 2014 annual meeting.

During 2012, our Board held 5 meetings.  During 2012, none of our directors attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board (held during the period for which he has been a director); and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

The independent members of our Board are selected because of their independence from management; depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of EMRISE; education and professional background; and judgment, skill, integrity and reputation.

The leadership of our Company and our Board is split between the executive and chairman leadership of Mr. Oliva, our founder, on the one hand, and our independent directors, which make up 67% of the Board, on the other hand.  Mr. Oliva has over 40 years of experience in the electronics and communications industry.  His in-depth knowledge of each of our businesses and the competitive challenges each business faces, as well as his extensive experience as a director and senior member of management, make him the best qualified director to serve as chairman.  Our independent directors are strong leaders with diverse educations, skills and backgrounds.  They are appropriately skeptical, leading to thorough review and oversight of the strategies and actions proposed by the chairman and management.  The independent members meet regularly in executive session, with the most qualified member taking the lead in such sessions based on the issues being discussed.  The Board may subsequently decide to change its leadership structure, as there is no formal policy that requires the Chief Executive Officer and chairman to be served by one person.

We believe the combination of Mr. Oliva, as our Chief Executive Officer and Chairman, in combination with our strong independent Board members has been an effective leadership structure for EMRISE.  The division of duties and the level of communication between the board and our management provide the basis for the proper functioning of our board and its oversight of management.

Risk Oversight

Our Board provides consideration and oversight of risks facing EMRISE and its subsidiaries in the ordinary course of operating the businesses.  Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately.  The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management and discuss the key risks to our business.  The committees communicate the risks they oversee with the other committees and the Board, as a whole.  The Audit Committee is responsible for discussing overall risk assessment and risk management practices, as set forth in the Audit Committee’s charter.  For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting.  The Audit Committee also performs a central oversight role with respect to financial and compliance risks and meets at least quarterly with our independent auditor, BDO, LLP.  The Nominating and Corporate Governance Committee assists the board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues.  The Compensation Committee considers risk in connection with its design of compensation programs for our executives.

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures.  Three of our independent directors, Ms. Abraham and Messrs. Baskin and Russomanno served on our Audit Committee throughout 2012, with Ms. Abraham serving as chairperson.  Our Board has determined that Ms. Abraham is an audit committee financial expert.  The Audit Committee operates pursuant to a charter approved by our Board and Audit Committee, according to the rules and regulations of the SEC.  The Audit Committee held seven meetings in 2012.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. Our entire Board also may perform these functions with respect to our employee stock option plans. Messrs. Baskin, Finnegan and Russomanno have served on the Compensation Committee throughout 2012, with Mr. Baskin serving as chairman.  The Compensation Committee operates pursuant to a charter approved by our Board and Compensation Committee.  The Compensation Committee held four meetings in 2012.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2012 consisted of Messrs. Baskin, Finnegan and Russomanno, none of whom have served as an officer or employee of EMRISE. No executive officer of EMRISE served as a director or Compensation Committee member of any entity in which the members of the Compensation Committee or the Board were an executive officer or director.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and provides oversight with regard to our corporate governance related policies and procedures and also recommends nominees to our Board and committees of our Board, develops and recommends to our Board corporate governance principles, and oversees the evaluation of the Board and management. Messrs. Baskin and Russomanno and Ms. Abraham have served on the Nominating and Corporate Governance Committee throughout 2012.  Mr. Russomanno serves as chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.  The Nominating and Corporate Governance Committee held four meetings in 2012.

The Nominating and Corporate Governance Committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1.0% of the then-outstanding shares of our common stock and that has beneficially owned those shares for at least one year. The Nominating and Corporate Governance Committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the Nominating and Corporate Governance Committee’s below-referenced charter.  Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting EMRISE in writing, identifying the potential candidate and providing background and other information in the manner described in the Nominating and Corporate Governance Committee’s charter.  Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

●	independence from management;
●	depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of our company;
●	education and professional background;
●	judgment, skill, integrity and reputation;
●	existing commitments to other businesses as a director, executive or owner;
●	personal conflicts of interest, if any; and
●	size and composition of the Board of Directors.

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

Committee Charters

The charters of our Audit, Compensation and Nominating and Corporate Governance Committees, and our Codes of Business Conduct and Ethics, are included on our website at www.emrise.com. The foregoing information is also available in print to any stockholder who requests it.  All such requests should be in writing and should be sent to “c/o Secretary” at 894 Faulstich Court, San Jose, California 95112 or secretary@emrise.com.

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

Code of Ethics

Our Board has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  These codes are available on our website, located at www.emrise.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) f Regulation S-K by describing on our website within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2012 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2011, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2012 and December 31, 2011 for our principal executive officer, our current principal accounting officer, our former principal financial officer and our chief operating officer, who served as executive officers during 2012 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)		Total ($)

Carmine T. Oliva	2010	414,984	—	—	211,247	(1)	626,231
Chairman and	2011	414,984	—	—	77,846	(2)	492,830
Chief Executive Officer	2012	414,984	—	—	24,078	(3)	439,062

Graham Jefferies (4)	2010	274,791	—	—	294,635	(5)	569,426
Director, President, and	2011	276,324	—	—	99,219	(6)	375,543
Chief Operating Officer	2012	270,548	—	—	50,498	(7)	321,046

Brandi L. Festa (8)	2010	135,861	—	—	37,864	(9)	173,725
Principal Accounting	2011	160,000	—	—	22,805	(10)	182,805
Officer until March 31, 2012	2012	43,076	—	—	—	(11)	43,076

Timothy J. Blades	2010	—	—	—	—
Principal Accounting Officer	2011	—	—	—	—
from April 11, 2012 (12)	2012	149,523	—	—	—	(13)	149,523

None of the above received any non-equity Incentive plan compensation or non-qualified deferred compensation in 2012, 2011 or 2010.

(1)      In 2010 the amount included (i) $4,041 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $186,250 associated with payments in consideration for modifications to the change in control provisions in his employment agreement in connection with the closing of the ACC transaction, and (iii) perquisites or personal benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(2) In 2011 the amount included (i) $4,041 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $31,055 associated with payments in consideration for modifications to the change in control provisions in his employment agreement in 2010, and (iii) perquisites or personal benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3)        In 2012 the amount included $4,640 in insurance premiums paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse and other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(4)      Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in U.S. Dollars (“USD”), converted from British pounds sterling using the average of the daily conversion rates in effect in 2012 and 2011.  Mr. Jefferies’ salary in British pounds sterling was approximately £180,000 for both 2012 and 2011.

(5) In 2010 the amount paid to Mr Jefferies included (i) $16,487 in Company contributions to Mr Jefferies’ retirement account, (ii) approximately $191,000 equivalent USD associated with payments in consideration for modifications to the control provisions in his employment agreement and in connection with the closing of the ACC transaction, (iii) approximately $68,000 equivalent USD retention allowances to ensure the retention of Mr Jefferies’ employment due to his critical responsibilities governing the operation of the Company, and (iv) other perquisites or personal benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6)  In 2011 the amount included (i) $27,007 in company contributions to Mr. Jefferies’ retirement account, (ii) approximately $50,730 equivalent USD retention allowances to ensure retention of Mr. Jefferies’ employment due to his critical responsibilities governing the operations of the Company, (iii) $11,100 of auto allowance benefits, and (iv) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(7)     In 2012 the amount included (i) $29,915 in Company contributions to Mr Jefferies’ retirement account, (ii) $10,288 in auto allowance benefits and (iii) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(8) Ms. Festa submitted her resignation as EMRISE’s Director of Finance and Administration effective February 29, 2012 to pursue another opportunity. Additionally, Ms. Festa resigned as Secretary and Treasurer of the Company effective as of the date thereof. Ms. Festa entered into an agreement with EMRISE to assist the Company as its acting Principal Accounting Officer through the completion and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(9) In 2010 the amount represented approximately $16,400 in medical and dental benefits and $14,000 in retention allowance payments to ensure retention of Ms Festa’s employment beyond the ACC transaction. The value of prerequisites and other personal benefits received was less than $10,000 in aggregate.

(10) In 2011 the amount included approximately $13,599 in medical and dental benefits.  The value of perquisites and other personal benefits Ms. Festa received was less than $10,000 in aggregate.

(11) In 2012, subsequent to her departure as a direct employee of the Company, and in addition to the sums disclosed above, Ms Festa received $7,204 for advisory services to the Company.

(12) Mr. Blades acted as interim Principal Accounting Officer from April 11, 2012. In the period from April 11, 2012 to November 30, 2012, his services were provided through TJB Business Advisory Services Limited (“TJB BAS”), a company under his control. From December 1, 2012 Mr Blades has been an employee of the Company. Mr. Blades is based in the United Kingdom. Compensation, for his services, paid through TJB BAS and paid as salary as an employee, have been paid in British pounds sterling. The compensation amounts listed for Mr. Blades are shown in USD , converted from British pounds sterling using the average of the daily conversion rates in effect in 2012.

(13) Mr. Blades received $16,125 in salary for the period from December 1, 2012 to December 31, 2012. Prior to December 1, 2012, TJB BAS received $133,398 for providing his services in the period from April 11, 2012.

Termination Payments

Carmine T. Oliva

We may terminate Mr. Oliva’s employment at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, non-performance or non-observance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Oliva may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Oliva must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Oliva’s base salary amounting to a material diminution in his salary to an amount more than 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Oliva gives us written notice of the breach.

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

If Mr. Oliva becomes incapacitated, the Company may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Oliva’s death, the agreement terminates immediately. If Mr. Oliva’s employment terminates due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Oliva’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Oliva enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to three times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Oliva’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his medical insurance coverage for an additional eighteen months, and (iv) a lump-sum cash payment equal to thirty-six times the estimated monthly life insurance premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his existing group life insurance coverage and the $1,000,000 life insurance policy on his life for three years.  If our medical insurance plan did not allow Mr. Oliva’s continued participation, then we will be required to pay to Mr. Oliva, in monthly instalments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Graham Jefferies

Mr. Jefferies may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above.

We may terminate Mr. Jefferies employment at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If we terminate Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’s breach of his employment agreement by refusing to continue his employment, or if Mr.Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

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

Timothy J. Blades

Since the year end the Company has appointed Mr Blades as Chief Financial Officer in addition to his role as Treasurer and Secretary. The new contract for Mr Blades requires notice on either side of three months. During this three month period Mr Blades is required to work for the Company and the Company is required to pay Mr Blades at the rate of salary pertaining at that time. No other sums are payable.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2012 :

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option
	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date
Carmine T. Oliva	14,134	—	1.31	1/22/2013
	6,934	—	3.75	2/24/2014
	13,334	—	7.50	12/29/2015
	20,000	—	2.18	8/22/2018
	20,000	—	3.06	8/22/2018
	20,000	—	1.53	3/24/2019

Graham Jefferies	14,400	—	1.31	1/22/2013
	10,667	—	3.75	2/24/2014
	13,334	—	7.50	12/29/2015
	20,000	—	2.18	8/22/2015
	20,000	—	3.06	8/22/2015
	20,000	—	1.53	3/24/2016

Mr. Blades held no share options at December 31, 2012

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

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2012:

	Fees Earned or Paid in Cash	Restricted Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)	($)
Laurence P. Finnegan, Jr. (2)	18,750	1,700	—	20,450
Otis W. Baskin (3)	29,000	2,120	—	31,120
Frank Russomanno	29,750	2,120	—	31,870
Julie Abraham	29,750	2,120	—	31,870

(1) The dollar amount reflected is the value of the restricted shares issued on the date of issue.  Awards are restricted to transfer for a six month vesting period.

(2) At December 31, 2012, Mr. Finnegan held vested and unvested options to purchase an aggregate of 60,934 shares of common stock.

(3) At December 31, 2012, Mr. Baskin held vested and unvested options to purchase an aggregate of 52,668 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 21, 2013, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of the named executive officers in the summary compensation table contained above; and

●	all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or dispositive power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them.  Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 10,698,337 shares of common stock outstanding as at December 31, 2012 and 10,698,337 shares of common stock outstanding as at March 21, 2013.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 894 Faulstich Court, San Jose, California 95112.  Messrs. Oliva, Finnegan, Baskin and Russomanno and Ms. Abraham are directors of EMRISE. Messrs. Oliva and Jefferies and Blades are named executive officers and current executive officers of EMRISE.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Carmine T. Oliva	463,250	(1)	4.1%
Laurence P. Finnegan, Jr.	74,940	(2)	*
Otis W. Baskin	90,455	(3)	*
Frank P. Russomanno	31,672		*
Julie A. Abraham	28,000		*
Graham Jefferies	88,847	(4)	*
Timothy J. Blades	50,000	(5)	*
All executive officers and directors as a group (7 persons)	827,164	(6)	7.4%

*	Less than 1.00%
(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 84,001 shares underlying vested options.
(2)	Includes 47,334 shares underlying vested options.
(3)	Includes 52,668 shares underlying vested options.
(4)	Includes 84,447 shares underlying vested options.
(5)	Includes 50,000 shares underlying vested options granted on February 5, 2013
(6)	Includes 314,271 shares underlying vested options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012 :

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	448,752	(1)	$3.56	6,498,848
Equity compensation plans not approved by security holders	—		—	—
Total	448,752		$3.56	6,498,848

(1) Represents shares of common stock underlying options that are outstanding under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the year ended December 31, 2012.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company recognizes the importance and value of having independent directors and maintains a high level of Corporate Governance. Independent directors are not a prerequisite of the OTC Markets Board, on which the Company’s stock is quoted, but the Company has appointed four independent directors because we believe that they can bring additional skills, control and experience to the Board. The following information concerning director independence is based on the director independence standards of the NYSE.

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

Fees and Services

Our principal accountants for the audit of our consolidated financial statements for the year ended December 31, 2012 are BDO LLP, based in the United Kingdom and for the year ended December 31, 2011were BDO USA, LLP, based in the USA. The following table sets forth the aggregate fees billed to us by BDO LLP, and BDO USA, LLP, in 2012 and 2011, for professional services:

	BDO LLP	BDO USA LLP
Fee Category	2012	2012	2011
Audit Fees	$57,000	$197,000	226,000
Audit-Related Fees	-	5,000	8,000
Tax Fees	18,000	47,000	54,000
All Other Fees	-	3,000	—
Total	$75,000	$249,000	288,000

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2012 and 2011 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2012 and 2011 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees in 2011 consisted of fees billed for professional services performed with respect to the retirement benefit plan audit and internal control documentation review.

Tax Fees. Tax fees for 2012 and 2011 consisted of fees billed for professional services for tax compliance, tax advice and tax planning and equity transaction related activities. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our principal accountant. Our audit committee also considers in advance whether or not to approve any non-audit services to be performed by the independent accounting firm required to be approved by the audit committee pursuant to any applicable rules and regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Reference is made to the financial statements listed on and attached following the Index to Consolidated Financial Statements contained at page F-1 of this report.

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

2.2	Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (9)

2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (9)

2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (9)

2.5	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (22)

2.6	Asset Purchase Agreement by and among Astrodyne Corporation, RO Associates Incorporated and EMRISE Electronics Corporation dated March 22, 2010. The schedules to the Asset Purchase Agreement in this exhibit 2.11 have been omitted pursuant to Item 601(b) of Regulation S-K. A description of the omitted schedules is contained within the Asset Purchase Agreement. The Company hereby agrees to furnish a copy of any omitted schedule to the Commission upon request. (27)

2.7	Stock Purchase Agreement, dated June 7, 2010, by and among Aeroflex Incorporated and EMRISE Electronics Corporation (12)

3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (19)

3.2	Amended and restated Bylaws of EMRISE Corporation (32)

3.3	Amendment to Bylaws adopted by the Board of Directors of the Corporation on July 23, 2008 (3)

3.4	Certificate of Amendment to Certificate of Incorporation of EMRISE Corporation, filed on November 19, 2008 (10)

10.1	1993 Stock Option Plan (#) (4)

10.2	Employee Stock and Stock Option Plan (#) (5)

10.3	1997 Stock Incentive Plan (#) (6)

10.4	Amended and Restated 2000 Stock Option Plan (#) (7)

10.5	Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Frank Russomanno, Julie Abraham, and Graham Jefferies (2)

Exhibit No.	Description
10.6	Description of Compensation of Directors (#) (15)

10.11	Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.12	Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.13	Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.14	Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.15	Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.16	Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.17	Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.18	Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (8)

10.22	Executive Employment Agreement dated November 1, 2007 by and between the Registrant and Carmine T. Oliva (#) (14)

10.23	Executive Employment Agreement dated November 1, 2007 by and between the Company and Graham Jefferies (#) (14)

10.25	Amendment No. 1 to Employment Agreement dated as of June 17, 2010 by and between Carmine T. Oliva and EMRISE Corporation (13)(#)

10.26	Amendment No. 1 to Employment Agreement dated as of June 18, 2010 by and between Graham Jefferies and EMRISE Corporation (13)(#)

10.27	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (10)

10.28	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (11)

10.29	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (11)

10.30	2007 Stock Incentive Plan (#) (16)

10.31	Credit Agreement by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates and GVEC Resource IV Inc dated November 30, 2007 (17)

Exhibit No.	Description
10.32	Security Agreement between EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (17)

10.33	Patent Security Agreement between EMRISE Corporation, RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (17)

10.34	Trademark Security Agreement between EMRISE Corporation, EMRISE Electronics Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (17)

10.35	Revolver Loan Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (17)

10.36	Term Loan A Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (17)

10.40	Guaranty dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (17)

10.41	Composite Debenture dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (17)

10.42	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc. (17)

10.43	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (17)

10.45	Agreement for the Pledge of Account of Financial Instruments Relating to Shares of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc. (17)

10.46	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (17)

10.47	Going Concern Pledge (17)

10.48	Form of Subordinated Secured Contingent Promissory Notes issued by the Company to Charles S. Brand, Thomas P. M. Couse, Joanne Couse, amd Michael Gaffney (18)

10.49	Master Agreement, dated June 7, 2010, by and among EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (12)

10.51	Credit Agreement, dated November 30, 2007, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, and RO Associates Incorporated and GVEC Resource IV Inc. (18)

10.52	Amendment Number 1 to Loan Documents, dated August 20, 2008, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (18)

10.54	Collateral Assignment of Rights under Purchase Agreement, dated August 20, 2008, by and among EMRISE Corporation, Emrise Electronics Corporation and GVEC Resource IV Inc. (18)

10.56	Form of Stock Option Agreement issued to EMRISE Corporation’s directors and executive officers under 2007 Stock Incentive Plan (#)(18)

10.57	Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (2)

Exhibit No.	Description
10.58	Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resources IV Inc. (33)

10.59	Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (23)

10.60	Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (21)

10.63	Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (24)

10.64	Amendment Number 6 to Loan Documents, dated November 3, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (25)

10.65	Amendment Number 7 to Loan Documents, dated November 13, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (25)

10.66	Amendment Number 8 to Loan Documents dated as of December 31, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Components, Inc. and GVEC Resource IV Inc. (34) (±)

10.67	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Charles S. Brand (26)

10.68	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Thomas P.M. Couse (26)

10.69	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Joanne Couse (26)

10.71	Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (34) (±)

10.72	Amendment Number 10 to Loan Documents dated as of May 3, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (28) (±)

10.73	Amendment Number 11 to Loan Documents dated as of May 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (28) (±)

10.74	Amendment Number 12 to Loan Documents dated as of June 1, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (28) (±)

10.75	Amendment Number 13 to Loan Documents dated as of June 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (28) (±)

Exhibit No.	Description
10.76	Amended and Restated Term Loan A Note, dated August 31, 2010, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (30)

10.77	Amendment Number 14 to Loan Documents dated as of July 16, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29)

10.78	Amendment Number 15 to Loan Documents dated as of July 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29)

10.79	Amendment Number 16 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (30)

10.80	Amended and Restated Security Agreement, dated as of August 31, 2010, by and among EMRISE Electronics Corporation, EMRISE Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., Charles S. Brand, Thomas P.M. Couse and Joanne Couse (30)

10.81	Form of Amendment No. 2 to Subordinated Contingent Secured Promissory Notes issued by EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, and Joanne Couse (30)

10.82	Stock Issuance Agreement, dated August 31, 2010, by and between Charles Brand and EMRISE Corporation (30)

10.83	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited (30)

10.84	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited (30)

10.85	Form of All Assets Debenture Given by Pascall Electronics Limited in Favour of Lloyds TSB Commercial Finance Limited (30)

10.86	Form of All Assets Debenture Given by XCEL Power Systems Limited in Favour of Lloyds TSB Commercial Finance Limited (30)

10.87	Warrant Purchase agreement, dated August 30, 2010, by and among EMRISE Corporation and Private Equity Management Group, LLC (30)

10.88	Form of Separation and Release Agreement, dated August 31, 2010, by and between EMRISE Corporation and D. John Donovan (30)

10.89	The English translation of a Factoring Agreement dated September 20, 2010 by and between CXR Anderson Jacobson and Factocic S.A. (29)

10.90	Business Financing Agreement, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and CXR Larus Corporation (31)

10.91	Guaranty, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and EMRISE Corporation (31)

10.92	Subordination Agreement, dated November 8, 2010 and executed November 15, 2010, by and between GVEC Resource IV, Inc and Private Equity Management Group LLC and Bridge Bank, National Association (31)

10.93	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Charles S. Brand and Bridge Bank, National Association (31)

10.94	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Thomas P.M. Couse and Bridge Bank, National Association (31)

10.95	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Joanne Couse and Bridge Bank, National Association (31)

10.96	Amendment Number 17 to Loan Documents dated as of February 8, 2012 by and among EMRISE Corporation, EMRISE Electronics Corporation and CXR Larus Corporation, GVEC Resources IV Inc. and Private Equity Management Group LLC (35)

10.97	Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (35)

Exhibit No.	Description

10.98	Amendment No. 3 to subordinated Contingent Secured Promissory note entered into by and between EMRISE Electronics Corporation and Charles Brand (36)

10.99	Amendment No. 3 to subordinated Contingent Secured Promissory note entered into by and between EMRISE Electronics Corporation and Joanne Couse (36)

10.100	Contract for the Sale of freehold land, dated February 28, 2013, by and among Longford Estates Limited (in Administration), Matthew James Cowlishaw and Richard Michael Hawes, and Pascall Electronics Limited (37)

10.101	Mortgage deed, dated February 28, 2013, by and between Lloyds TSB Bank and Pascall Electronics Limited (37)

14.1	Amended and Restated Code of Business Conduct and Ethics (15)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (15)

16.1	Letter from BDO USA, LLP, dated May 14, 2012 (38)

21.1	Subsidiaries*

23.1	Consent of BDO, LLP Independent Registered Public Accounting Firm *

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

100.1	The following financial information from EMRISE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) consolidated balance sheets as of December 31, 2012 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2010; and (v) Notes to the Consolidated Financial Statements.*

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(7) Filed as an exhibit to the Registrant’s Post Effective Amendment No. 1 to Form S-1 Registration Statement filed on August 31, 2001 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2005 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held December 12, 2007 and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference.

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

(24) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 and incorporated herein by reference.

(25) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference.

(26) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference.

(27) Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference.

(28) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference.

(29) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference.

(30) Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference.

(31) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference.

(32) Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held October 19, 2004 and incorporated herein by reference.

(33) Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(34) Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(35) Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference.

(36) Filed as an exhibit to the Registrant’s current report on Form 8-K for November 12, 2012 and incorporated herein by reference.

(37) Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2013 and incorporated herein by reference.

(38) Filed as an exhibit to the Registrant’s current report on Form 8-K for May 14, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2012.

EMRISE CORPORATION

By:	/s/ Carmine T. Oliva
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/s/ Timothy J Blades
Timothy J Blades,
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive	March 29, 2013
Carmine T. Oliva	Officer (principal executive officer) and Director

/s/ Timothy J Blades	Chief Financial Officer (Chief financial	March 29, 2013
Timothy J. Blades	officer)

/s/ Graham Jefferies	President and Chief Operating Officer	March 29, 2013
Graham Jefferies	Director

/s/ Laurence P. Finnegan, Jr.	Director	March 29,2013
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	March 29, 2013
Otis W. Baskin

/s/ Frank P. Russomanno	Director	March 29, 2013
Frank P. Russomanno

/s/ Julie A. Abraham	Director	March 29, 2013
Julie A. Abraham

51

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Durham, North Carolina

We have audited the accompanying consolidated balance sheet of EMRISE Corporation(the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO LLP

Cambridge, United Kingdom

March 29, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Durham, North Carolina

We have audited the accompanying consolidated balance sheet of EMRISE Corporation(the “Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive loss , stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO USA,LLP

Woodbridge, New Jersey

March 30, 2012

EMRISE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,519	$805
Accounts receivable, net of allowances for doubtful accounts of $75 at December 31, 2012 and $123 at December 31, 2011	6,784	6,334
Inventories, net	7,255	8,404
Deferred income taxes	128	24
Prepaid and other current assets	1,138	1,008
Current assets of assets held for sale	-	345
Total current assets	16,824	16,920
Property, plant and equipment, net	973	957
Goodwill	5,146	4,970
Intangible assets other than goodwill, net	584	838
Deferred tax assets	59	227
Restricted cash	407	386
Other assets	405	370
Total assets	$24,398	$24,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,970	$3,445
Accrued expenses	3,759	3,551
Lines of credit	1,122	468
Current portion of long-term debt	942	1,658
Income taxes payable	307	298
Other current liabilities	274	269
Current liabilities of assets held for sale	-	13
Total current liabilities	9,374	9,702
Long-term debt	3,033	3,615
Deferred income taxes	-	89
Other liabilities	896	664
Total liabilities	13,303	14,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,698,337 and 10,683,337 shares issued and outstanding at December 31, 2012 and 2011, respectively	128	128
Additional paid-in capital	44,177	44,162
Accumulated deficit	(31,532)	(31,626)
Accumulated other comprehensive loss	(1,678)	(2,066)
Total stockholders’ equity	11,095	10,598
Total liabilities and stockholders’ equity	$24,398	$24,668

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
Net sales	$34,047	$33,531
Cost of sales	24,041	24,007
Gross profit	10,006	9,524
Operating expenses:
Selling, general and administrative	8,794	9,618
Engineering and product development	1,267	1,549

Total operating expenses	10,061	11,167
Loss from operations	(55)	(1,643)
Other income/ (expense):
Interest income	63	45
Interest expense	(388)	(383)
Other, net	522	21
Gain on early extinguishment of debt	275	-
Total other income/ (expense), net	472	(317)
Income/(Loss) before income taxes	417	(1,960)
Income tax provision	314	88
Income/(Loss) from continuing operations	103	(2,048)
Discontinued operations:
Income from discontinued operations	(9)	668
Income tax provision on discontinued operations	-	239
Income from discontinued operations	(9)	429
Net income/(loss)	$94	$(1,619)
Weighted average shares outstanding
Basic and diluted	10,688	10,672
Income/(Loss) per share:
Basic and diluted
Continuing operations	$0.01	$(0.19)
Discontinued operations	$-	$0.04
Net income/(loss)	$0.01	$(0.15)

Net income/(loss)	$94	$(1,619)
Other comprehensive income:
Foreign currency translation adjustment	388	103
Comprehensive income/(loss)	482	(1,516)

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020
Stock-based compensation expense	16	-	94	-	-	94

Net loss and comprehensive loss	-	-	-	(1,619)	103	(1,516)
Balance at December 31, 2011	10,683	$128	$44,162	$(31,626)	$(2,066)	$10,598
Stock-based compensation expense	15	-	15	-	-	15

Net loss and comprehensive income	-	-	-	94	388	482
Balance at December 31, 2012	10,698	$128	$44,177	$(31,532)	$(1,678)	$11,095

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$94	$(1,619)
Adjustments to arrive at net income/(loss) from continuing operations	9	(429)
Net income/(loss) from continuing operations	103	(2,048)
Reconciliation to net cash provided by/(used in) operating activities:
Depreciation and amortization	413	390
Provision for doubtful accounts	28	93
Provision for warranty reserve	230	288
Provision for inventory reserve	698	29
Deferred taxes	(25)	1
Loss on sale of assets	-	23
Amortization of debt (premium) discount	(34)	(86)
Stock-based compensation expense	15	94
Gain on extinguishment of debt	(275)	-
Changes in assets and liabilities:
Accounts receivable	(586)	(994)
Inventories	146	(1,159)
Prepaid and other assets	159	170
Accounts payable and accrued expenses	(268)	(663)
Operating cash flow provided by/( used in) continuing operations	604	(3,862)
Operating cash flow provided by discontinued operations and held for sale assets	-	500
Net cash provided by/(used in) operating activities	604	(3,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(254)	(147)
Increase in restricted cash held in escrow	-	(386)
Proceeds from sale of subsidiary operations, net of cash	300	-
Net cash provided by/(used in) investing activities	46	(533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	1,170
Net borrowings from lines of credit	590	89
Repayments of long-term debt	(1,131)	(267)
Net cash (used in)/provided by financing activities	(541)	992
Effect of exchange rate changes	605	(34)
Net increase/(decrease) in cash and cash equivalents	714	(2,937)
Cash and cash equivalents at beginning of period	805	3,742
Cash and cash equivalents at end of period	$1,519	$805

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-6

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$388	$387
Income taxes	$136	$257
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital leases	$91	$228

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer payment history, and current economic data. The Company reviews its allowance for doubtful accounts monthly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The activity in the allowance for bad debts and doubtful accounts was as follows:

	2012	2011
Opening balance	$123	$152
Provision for Bad debt	28	93
Amounts written off	(39)	(121)
Amounts subsequently recovered	(40)	-
Translation adjustment	3	(1)
Closing balance	$75	$123

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

Inventories

The Company’s finished goods inventories for its electronic devices segment are generally built to order.  The Company’s communications equipment inventories generally are built to forecast, which requires production of a larger amount of finished goods in the communications equipment business so that customers can be served promptly.  The Company’s products consist of numerous electronic parts and other materials, which necessitates the exercise of detailed inventory management.  The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current fair value less selling cost or net realizable value. The Company performs cycle counts of inventories using an ABC inventory methodology, which groups inventory into cycle counting categories, or conducts physical inventories at least once a year.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically reviews assumptions about forecasted demand and market conditions.  Any inventory that the Company determines to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.

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

Buildings	40-50 years
Machinery, equipment and fixtures	3-7 years
Leasehold improvements	5 years

Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

Long-Lived Assets and Amortizing Intangible Assets

The Company reviews the carrying amount of its long-lived assets and other amortizing intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and an adjustment is recorded to reduce the carrying amount accordingly. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Amortizing intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years.  The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangible and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2012 and 2011 for goodwill in the electronic devices reporting unit.  In performing the valuation, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considered the results of an income approach in determining the fair value of the reporting units.

At December 31, 2012 and 2011, reported goodwill totalled $5.1 million and $5.0 million, respectively, all of which belonged to the electronic devices reporting unit.  Based on the results of the first step in testing for goodwill impairment, the fair values of the electronic devices reporting unit exceeded its book values of the goodwill and therefore there was no indication of impairment and accordingly no impairment adjustments were recorded in 2012 or 2011.

During the fiscal year ended December 31, 2012, we adopted the provisions of Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2012-02”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our indefinite-lived intangible assets are less than their carrying values. At December 31, 2012 and 2011, our reported indefinite lived intangible assets totalled $0.38 million and $0.5 million, respectively, all of which belonged to the electronic devices reporting unit. Based on the results of the qualitative assessment, it was concluded that it was not more likely than not that the fair values of our indefinite-lived intangible assets are less than their carrying values and therefore there was no indication of impairment and accordingly no impairment adjustments were recorded in 2012 or 2011. In the qualitative assessment we considered such factors as industry and market considerations, macroeconomic conditions and the underlying financial performance to which the value of the indefinite-lived assets is linked.

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

Stock-Based Compensation

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards.  In accordance with FASB guidance on fair value, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees.  Accordingly, the recognition of stock-based compensation expense has been reduced for estimated future forfeitures.  FASB guidance requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. No stock options were granted during 2012 or 2011.

Income/(Loss) Per Share

Income/(Loss) per share is calculated according to FASB guidance which requires that basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. The average exercise price of the outstanding options was greater than the market price of the common stock throughout 2011 and 2012. As a result of this and the losses incurred in 2011, the potentially dilutive common shares have been excluded from the earnings per share computation for this period because their inclusion would have been anti-dilutive.

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

Foreign Currency Transactions

Transactions in currencies other than the functional currency of the underlying operation are recorded at the rates of exchange prevailing at the date of the transactions and recorded as a realized foreign currency gain or loss in the Statement of Operations. Unrealized and realized gains or losses, from foreign currency transactions are reflected in the consolidated statements of operations in accordance with the provision of FASB ASC 830 “Foreign Currency Matters’’. Included in other income/(expense) were net losses of $61,000 and $112,000 for the years ended December 31, 2012 and 2011 respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and France operations and 60 days in its England operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  One customer represented 10.8% of total net sales in 2012 but no single customer represented 10% or more of the Company’s total net sales during 2011.

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products and services.  The Company’s sales are based upon written agreements or binding purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  The Company recognizes revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collectability is reasonably assured based on the Company’s credit and collections practices and policies and our experience of prior dealings with our customers.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. The Company maintains engineering departments which develop products, processes and techniques. The cost of research and development in 2012 was $1,267,000 and in 2011 the comparable cost was $1,549,000.

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $252,000 and $418,000 in 2012 and 2011, respectively.  Shipping and handling costs recorded in selling, general and administrative expenses were $11,000 in 2012 and $16,000 in 2011.

Advertising Costs

Advertising costs are charged to expense as incurred.  Because of the custom nature of the Company’s products and the high quality of the reputation that the Company enjoys there is minimal advertising spend for product promotion. Advertising costs for 2012 and 2011 were immaterial.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.  As of December 31, 2012 and 2011, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

The Company adopted ASC topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure for these uncertain tax positions.

Comprehensive Income/Loss

Comprehensive income/loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income/loss as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income consists of foreign currency translation adjustments.

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfil its short term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds TSB which extends to August 2016 and has issued promissory notes to the vendors of ACC, a business purchased by the Company in 2008, totalling $2.877 million which are not due for full redemption until December 2014. During the last quarter of 2012 the Company took the opportunity to renegotiate the terms of these promissory notes, extending the repayment schedule through to December 2014; an extension of 16 months. This has aligned the 2013 debt repayment schedule more closely with the Company’s cash generation capabilities. The UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. Further details of these borrowings are set out below.

Short-term credit facilities are heavily dependent upon the sales and underlying profitability of the Company’s subsidiaries. Credit facilities for the operating subsidiaries are a function of accounts receivable. The Company reported working capital of $7.5 million at December 31, 2012 compared with $7.2 million at December 31, 2011.  Since the year end the Company has purchased the property occupied by one of the UK subsidiaries (see note 21). The Company secured a new bank loan of $2.2 million and utilized $0.6 million of cash generated from operations to make this purchase. There are no other major capital expenditure plans which will absorb working capital and management considers that the current level of working capital is adequate for the Company’s current requirements. The majority of the Company’s cash is held by its foreign subsidiaries. There are limitations on the amounts that may be repatriated for use in paying corporate expenses and paying corporate debt. The overseas companies pay management charges to the parent Company for management services and brand name use and also pay dividends if and when appropriate.

As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of December 31, 2012, and the Company continues to experience good booking levels to support future shipments. In order to support future expected growth, the Company will reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development. The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the first quarter of 2013. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments.

NOTE 3 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

ACC Operations

On June 7, 2010, Emrise Electronics Corporation (“EEC”) entered into a Stock Purchase Agreement among Aeroflex Incorporated, as buyer, and EEC, as seller, relating to the sale of all of the issued and outstanding shares of common stock of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Purchase Agreement”), which was subsequently assigned by Aeroflex Incorporated to its subsidiary, Aeroflex/KDI, Inc. (“Aeroflex”). On August 31, 2010, EEC completed the sale (the “ACC Transaction”) pursuant to the ACC Purchase Agreement.

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

Test Product Line

During the first quarter of 2012 the sale of the test equipment product line closed and the Company recognized a loss on disposal of $9,000. During the fourth quarter of 2011, CXR Larus committed to the sale of the Test Product Line. The Test Product Line was previously included in the Company’s communications equipment segment and is accounted for as an asset held for sale as of December 31, 2011.

The following table reflects the major classes of assets and liabilities for the Test Product Line as of December 31, 2011 (in thousands):

Accounts receivable, net	131
Inventory, net	214
Prepaids and other current assets	-
Total current assets	345
Property, plant and equipment, net	-
Total assets	$345
Total current liabilities	$13

The following table summarizes certain components of the statements of operations for discontinued operations for the year ended December 31, 2011 (in thousands):

	2011
	Test Product Line	ACC	Total
Net Sales	$641	$—	$641
Income from operations	$141	$—	$141
Other income	—	—	—
Gain	—	527	527
Provision for income taxes	—	239	239
Net income	$141	$288	$429
Earnings per share:
Basic and diluted	$0.01	$0.03	$0.04
Weighted average shares outstanding:
Basic and diluted	10,672	10,672	10,672

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31, (in thousands):

	2012	2011
Raw materials	$3,383	$3,908
Work-in-process	1,600	1,850
Finished goods	2,272	2,646
Total inventories, net	$7,255	$8,404

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2012	2011
Land and buildings	$227	$269
Machinery, equipment and fixtures	3,112	2,642
Leasehold improvements	646	618

	3,985	3,529
Accumulated depreciation and amortization	(3,012)	(2,572)
Total property, plant and equipment	$973	$957

The net book value of assets held under capital leases at December 31, 2012 and 2011 totaled $411,000 and $426,000 after accounting for accumulated depreciation of $162,000 and $46,000 respectively. The Company recorded depreciation expense associated with its property, plant and equipment of $0.4 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $5.1 million and $5.0 million at December 31, 2012 and 2011, respectively, all of which was associated with its electronic devices reporting unit.

The Company performed its annual impairment test for goodwill for the electronic devices reporting unit as of December 31, 2012 and 2011.  In performing the valuations, the Company used cash flows that reflected management’s forecasts, an assessment of the current backlog and anticipated orders and discount rates that reflect the risks associated with the current market.  The Company considered the results of an income approach in determining the fair value of the reporting unit discounting the projected cash flows at the Company’s weighted average cost of capital to determine the fair value for the electronic devices reporting unit.  Based on the results of this testing at December 31, 2012, the fair values of the electronic devices reporting unit exceeded its book values.

The following table reflects changes in the Company’s goodwill balances for continuing operations, by segment, for the year ended December 31, 2012 and 2011 (in thousands):

	Electronic Devices	Communications Equipment	Total
Balance at December 31, 2010	4,931	-	4,931
Foreign currency translation	39	-	39
Balance at December 31, 2011	$4,970	-	4,970
Foreign currency translation	176	-	176
Balance at December 31, 2012	$5,146	$-	$5,146

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets from continuing operations consisted of the following at December 31 (in thousands):

	2012			2011
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total
Intangibles with definite lives:
Technology acquired	$-	$1,150	$1,150	$-	$1,150	$1,150
Customer relationships	-	200	200	-	200	200
Covenant-not-to-compete	200	-	200	200	-	200
Backlog	200	-	200	200	-	200
	400	1,350	1,750	400	1,350	1,750
Accumulated amortization	(400)	(1,147)	(1,547)	(400)	(1,012)	(1,412)
Carrying value	-	203	203	-	338	338
Intangibles with indefinite lives:
Trademarks and trade names	500	-	500	500	-	500

Foreign currency translation	(119)	-	(119)	-	-	-

Trademarks and trade names	381	-	381	500	-	500
Total intangible assets, net	$381	$203	$584	$500	$338	$838

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company re-evaluates the carrying value of identifiable intangible and long-lived assets, except for trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  No events or changes in circumstances occurred during 2012 or 2011 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets with definite lives is estimated to be approximately $135,000 in 2013 and $68,000 in 2014.  The Company’s current definite lived intangible assets have an average remaining useful life of approximately 1.5 years.

NOTE 7 — ACCRUED LIABILITIES

Accrued expenses as of December 31 consisted of the following (in thousands):

	2012	2011
Accrued payroll and benefits	$638	$814
Pension obligation (see note 16)	453	337
Advance payments from customers, current portion	314	691
Warranty reserve	548	379
Foreign currency exposure provision	315	358
Accrued taxes (other than income taxes)	513	439
Other accrued expenses	978	533
Total accrued expenses	$3,759	$3,551

No other individual item represented more than 5% of total current liabilities.

NOTE 8 — OTHER LIABILITIES

The Company has an obligation to a former owner of a business which was once owned by the Company to pay an inflation linked monthly sum for as long as the former owner survives. The liability is calculated by reference to actuarial data relating to life expectancy. The expected payments are discounted by the Company’s weighted average cost of capital. The liability at December 31, 2012 was $689,000, disclosed in Other current liabilities $274,000, and Other liabilities $415,000. At December 31, 2011 the comparative figures were, Other current liabilities, $269,000 and Other liabilities $267,000.

NOTE 9 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

	All amounts are in $ thousands
Lines of credit	December 31, 2012	December 31, 2011
Lloyds TSB Commercial Finance	37	139
FACTOCIC	964	329
Bridge Bank	121	-
Total lines of credit	$1,122	$468

Long-term debt	December 31, 2012	December 31, 2011
Lloyds TSB term loan	928	1,093
PEM credit agreement	-	1,000
Promissory notes payable	2,877	2,877
Capital lease obligations	170	258
	3,975	5,228
Unamortized premium on debt	-	45
	3,975	5,273
Current portion of long-term debt	(942)	(1,658)
Long-term debt	$3,033	$3,615

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance Limited (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.5million based on the exchange rate on December 31, 2012), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The interest and service charge are paid monthly. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds. As of December 31, 2012, and 2011, outstanding borrowings under the Receivable Finance Agreements were $37,000 and $139,000 respectively. The related accounts receivable which had been financed under this arrangement were $42,000 and $158,000 at December 31, 2012 and 2011, respectively.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on December 31, 2012) at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2012, CXR AJ had $964,000 of outstanding borrowings under the CIC Agreement (2011, $329,000). The related accounts receivable which had been financed under this arrangement were $1,070,000 and $364,000 at December 31, 2012 and 2011, respectively.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of December 31, 2012, CXR Larus had outstanding borrowings of $121,000 under the Business Financing Agreement (2011 $0).The related accounts receivable which had been financed under this arrangement were $151,000 and $0 at December 31, 2012 and 2011, respectively.

NOTE 10 — DEBT

Promissory Notes payable

The promissory notes are subordinated contingent promissory notes, which were originally issued to the formers owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes are subordinated to the term loan from Lloyds TSB described below. Since the notes were issued there have been various amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Interest is payable quarterly through to the Maturity Date. Principal payments are now scheduled to commence on January 15, 2013 in the amount of $0.3 million. Further payments of principal amounting to $0.3 million will be payable on each of September 15, 2013, March 15, 2014, and September 15, 2014. The outstanding principal balance of $1.7 million is due at the Maturity Date.  As of December 31, 2012, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,877,000. Subsequent to the year end, the first payment of principal, $300,000 was paid on schedule.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide the sterling equivalent of $202,500 to an escrow account in each subsidiary’s name. The agreement required the funds to be held in escrow through September 2012, at which time Lloyds Bank could review and either renew or release the funds. At September 30, 2012, these sums remained in escrow with Lloyds Bank. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Company was in compliance with this covenant at both December 31, 2012 and 2011. The Lloyds Term Loan was funded on August 30, 2011. As of December 31, 2012, £572,000 ($928,000 based on the exchange rate at December 31, 2012) was outstanding under the Lloyds Term Loan. (2011 $1,093,000)

PEM Credit Agreement

The PEM Credit Agreement was originally advanced in November 2007 for an aggregate amount of $26 million. Since that date, the Company has repaid portions of the loan in accordance with the loan terms. On February 8, 2012, the lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note was payable on a monthly interest only basis through to February 28, 2013. The Note was payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. The Note required a one-time principal payment to the lender on or before February 29, 2012 in the amount of $500,000. This was paid on schedule. In addition, if the Company paid certain amounts of principal before specific dates, the remainder of the principal amount would be deemed to be paid in full. Under this provision, the Company paid $225,000 prior to June 30, 2012 and as a result, the accrued balance outstanding (including an accrual for the debt premium) was extinguished.

Capital Leases

The Company has capital leases relating to capital equipment.  The leases generally contain purchase options and expire at various dates through December 31, 2016.  Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%.  Leases are amortized over the lease term using the effective interest method.

Principal maturities related to debt, as of December 31, 2012, were as follows (in thousands):

	Lloyds Term Loan	Promissory notes Payable	Capitalized Lease Obligations	Total
Year ending December 31,
2013	$232	$600	$110	$942
2014	247	2,277	49	2,573
2015	264	-	10	274
2016	185	-	1	186
2017	-	-	-	-
	$928	$2,877	$170	$3,975

NOTE 11 — STOCK-BASED COMPENSATION

At December 31, 2012, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the Board. All stock-based compensation plans were approved by the Company’s Board.

Description of Stock Option Plans

The Company has five stock option plans, the following two of which continue to be available for issuance:

●	The 2000 Stock Option Plan was adopted by the Board in November 2000 and approved by the stockholders on January 16, 2001. The Board adopted the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant. The Board does not intend to issue any additional options under this plan.

●	The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof. Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan. Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant. However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of EMRISE stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant. The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant. SARs will be settled in shares of common stock. Restricted stock may have a price as determined by the administrator. Restricted stock units entitle the holder to receive vested shares of common stock. Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred. Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria. Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

Stock option activity for the years ended December 31, 2012 and 2011 was as follows:

	2012		2011
	Shares (in 000’s)	Weighted Average Exercise Price	Shares (in 000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	513	$3.61	613	$3.41
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited (including expirations)	(64)	$4.00	(100)	$2.36
Outstanding, end of year	449	$3.56	513	$3.61
Exercisable, end of year	449	$3.56	507	$3.64

As of December 31, 2012, the Company had 449,000 fully-vested stock options, with a weighted average exercise price of $3.56 and remaining term of 3.1 years.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Options	Average Remaining	Average Exercise	Options	Average Exercise
Range of Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$1.01 to $3.00	194	3.4	$1.74	194	$1.74
$3.01 to $5.00	155	2.8	$3.29	155	$3.29
$5.01 to $7.50	100	3.0	$7.50	100	$7.50
Total options	449			449

Total stock-based compensation expense included in wages, salaries and related costs was $7,500 and $88,000 for the year ended December 31, 2012 and 2011, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2012, the Company had no unrecognized compensation expense related to stock option grants, to be recognized over future years.

Additionally, under the 2007 Plan, restricted stock was awarded to the members of the Board of Directors of the Company as partial compensation for Board of Director meeting attendance. Restricted stock compensation expense of $8,600 was recorded during the year ended December 31, 2012. In 2011 the equivalent expense was $6,000.

NOTE 12 — WARRANTS

The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the Board to certain third parties:

	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Average Intrinsic Value (in-the-money) Warrants
Balance outstanding at December 31, 2010	8	$4.31
Warrants issued	-	$-
Warrants cancelled	-	$-
Balance outstanding at December 31, 2011	8	$4.31
Warrants issued	-	$-
Warrants cancelled	-	$-
Balance outstanding at December 31, 2012	8	$4.31	4.3	$-

The weighted average remaining life of warrants outstanding, was 4.3 years at December 31, 2012 and 5.3 years at December 31, 2011.

NOTE 13 — NET INCOME/(LOSS) PER SHARE

Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average common shares outstanding during a period.  Diluted income/(loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  The average stock option price of options outstanding at the year- end exceeds the market value. As a result of this and the losses from continuing operations incurred by the Company in 2011, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.

NUMERATOR:
Net income/(loss)	$94	$(1,619)
DENOMINATOR:
Basic weighted average common shares outstanding	10,688	10,672
Effect of dilutive securities:
Dilutive stock options and warrants	-	-
Diluted weighted average common shares outstanding	10,688	10,672
Basic earnings/(loss) per share	0.01	(0.15)
Diluted earnings/(loss) per share	0.01	(0.15)

The following table shows the common stock equivalents that were outstanding as of December 31, 2012 and 2011, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of December 31, 2012	449,000	$1.31 - $7.50
As of December 31, 2011	513,000	$1.31 - $7.50
Anti-dilutive common stock warrants:
As of December 31, 2012	8,000	$4.31
As of December 31, 2011	8,000	$4.31

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

The Company’s income from continuing operations before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2012	2011
Earnings (loss) before income taxes:
U.S.	$(2,659)	$(3,295)
Foreign	3,076	1,335
Earnings (loss) before income taxes	$417	$(1,960)

The Company’s provision for income taxes on continuing operations consisted of the following for the years ended December 31 (in thousands):

	2012	2011
Current:
Federal	$-	$(238)
State	11	21
Foreign	320	300
Total current	331	83
Deferred:
Federal	-	11
State	1	1
Foreign	(17)	(7)
Total deferred	(17)	5
Total provision for income taxes	$314	$88

Income tax expense on continuing operations differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2012	2011
Federal income tax at statutory rates	$143	$(668)
State income taxes, net of federal benefit	11	22
Foreign income taxes	(744)	(161)
Changes in valuation allowances	287	897
Foreign income inclusion - IRC 956	607	144
Permanent differences	10	2
Tax benefit from income of discontinued operations	-	(227)
Expiration of research and development credits	-	79
	$314	$88

As a result of the Company’s extensive net operating loss carry-forwards and certain tax credits for research and development expense both in the United States and abroad the Company paid no United States federal income tax in 2012 and no foreign income tax in France in 2012 or 2011. The Company paid foreign income taxes in the United Kingdom for 2012 and 2011.

In recent years, the Company experienced a number of events which impacted upon deferred income taxes. The company sold certain of its operations which resulted in income for 2011 which was offset by domestic net operating losses from prior years. The offset was reflected in a $227,000 adjustment to income tax expense in 2011. No similar adjustment was required in 2012.

The Company’s business is subject to regulations under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. The majority of the earnings and profits of the Company’s foreign subsidiaries are deemed to have been distributed to the United States, with the exception of undistributed earnings of approximately $1.1 million which have not been taxed in the U.S. and which are deemed to have been reinvested indefinitely outside the United States. These earnings will continue to be indefinitely reinvested but could become subject to an additional tax charge if they were remitted as dividends or were loaned to the Company. No deferred taxes have been provided on these earnings.

Under the terms of the PEM Agreement and the promissory notes described in Note 10, the Company’s foreign subsidiaries have issued guarantees on U.S. credit facilities and, as a result, under Section 956 of the Code, have been deemed to have distributed some of their earnings to fund U.S. operations.  Further, certain of the Company’s foreign subsidiaries have advanced cash funds to the U.S. entities to meet cash needs. This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through the utilization of available net operating loss carry-forwards and foreign tax credits.

The Company had federal net operating loss carry-forwards of approximately $14.5 million as of December 31, 2012 which will expire at various dates beginning in 2013 through 2042.  The use of the net operating carry-forwards for state tax purposes is governed by rules specific to each state. As of December 31, 2012 and 2011, the Company recorded a valuation allowance on the deferred tax asset.  Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carry-forward period are changed.

Utilization of the Company’s net operating loss and tax credit carry-forwards may be subject to substantial annual limitation should the Company experience an ownership change triggering limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carry-forwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2012	2011
Current deferred tax assets:
Allowance for doubtful accounts	$1	$4
Inventory reserves and uniform capitalization	661	415
Other accrued liabilities	178	217
	840	636
Valuation allowance-current deferred tax assets	(712)	(612)
Total current deferred tax assets	128	24
Long-term deferred tax assets:
Depreciation on property, plant & equipment	142	288
Non-qualified stock option expense	3	9
Deferred compensation	246	208
Deferred income	-	7
Tax credits	114	156
Alternative minimum tax credit carry-forwards	-	106
Net operating loss carry-forwards	5,095	5,333
Other, net	45	49
	5,645	6,156
Valuation allowance-long-term deferred tax assets	(5,586)	(5,929)
Total long-term deferred tax assets	59	227
Deferred tax liabilities:
Intangible assets other than goodwill	-	(89)
Total deferred tax liabilities (long-term)	-	(89)
Net deferred tax assets	$187	$162

The adoption of ASC 740-10 Income Taxes-Tax Positions did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. The Company has not recognized benefits for any uncertain tax positions that it believes would be more-likely-than-not upheld in an examination by any tax authorities.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company’s policy on classification of interest and penalties related to unrecognized income tax positions, if any, is to classify interest as interest expense and penalties as selling, general and administrative expense. No interest or penalties were recognized during 2012 or 2011.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2009 and 2008, respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2011, and for France for years prior to 2009.

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

In the fourth quarter of 2011, the Company made the determination to sell its Test Product Line (see Note 3), which was part of the communications equipment segmentin the US and the Test Product Line was classified as an asset held for sale in the 2011 figures. The results from the discontinued operations and assets held for sale are excluded from their respective segments and the prior period amounts have been adjusted to conform to this presentation.

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.  Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2012	2011
Net sales
Electronic devices	$24,036	$22,022
Communications equipment	10,011	11,509
Total	$34,047	$33,531
Gross profit
Electronic devices	$7,085	$5,859
Communications equipment	2,921	3,665
Total	$10,006	$9,524
Depreciation and amortization
Electronic devices	$237	$223
Communications equipment	172	163
All other	4	4
Total	$413	$390
Operating income (loss)
Electronic devices	$3,355	$2,624
Communications equipment	(703)	(1,023)
Corporate and other	(2,707)	(3,244)
Total	$(55)	$(1,643)

	December 31, 2012	December 31, 2011
Total assets
Electronic devices	$17,222	$16,188
Communications equipment	7,018	7,262
Discontinued and held for sale assets	-	345
Corporate and other	158	873
Total	$24,398	$24,668

One customer of the electronic devices segment accounted for 10.8% of total sales in 2012. No other customer in either segment accounted for 10% or more of net sales during 2012 or 2011.

The Company’s segments operate in different geographic areas.  The following table is a summary of the Company’s net sales by geographic area of origination for the year ended December 31 (in thousands):

	2012		2011
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment
United States	$-	$1,712	$-	$3,077
England	24,036	-	22,022	-
France	-	8,299	-	8,432
Total net sales	$24,036	$10,011	$22,022	$11,509

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%.  Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area at December 31 (in thousands):

	2012	2011
United States	$1,426	$3,813
United Kingdom	17,222	15,543
France	5,750	4,967
Discontinued Operations	-	345
Total assets	$24,398	$24,668

NOTE 16 — RETIREMENT PLANS

The Company contributes to 401K deferred tax plans covering substantially all U.S. domestic employees.  The Company’s contributions to these plans were $5,000 and $14,000 in the years ended December 31, 2012 and 2011, respectively. In the UK the Company contributes to certain defined contribution pension plans for eligible employees who choose to join the schemes. The rates of the Company contributions range from 2% to 8% of eligible earnings. The Company’s contributions to these UK pension plans was $439,000 in 2012 and $346,000 in 2011.

The Company’s subsidiary in France has a retirement indemnity plan.  The plan is an unfunded plan.  As such, no contributions were paid in either of the periods presented but the projected cost has been accrued in these accounts and the projected benefit obligation is included in accrued liabilities.  The plan does not have plan assets.  Employee benefits are based on years of service and the employees’ compensation during their employment.  The actuarially computed components of net periodic benefit cost included the following components for the years ended December 31, (in thousands):

	2012	2011
Service costs	$16	$14
Interest costs	16	14
Amortization of unrecognized prior service cost	3	2
Net periodic pension expense	$35	$30

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$337	$297
Service cost	16	14
Interest cost	16	14
Exchange rate movement	7	(9)
Actuarial loss	77	21
Projected benefit obligation, end of year	$453	$337
Unfunded status	$453	$337
Unrecognized loss	-	-
Net amount recognized	$453	$337

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2012	2011
Discount rate	2.8%	4.0%
Average remaining service life at year end	12.8 yrs	13.6 yrs
Average rate of future compensation increase	2.5%	2.5%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts most of its operations from leased facilities under operating leases that expire at various dates from 2013 through 2017. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, was $0.7 million for 2012 and $0.9 million for 2011.

At the year end the future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year were as follows:

Year ending December 31,	Amount
2013	$623
2014	513
2015	480
2016	196
2017	5
Thereafter	-
Total	$1,118

The figures disclosed above include the commitment that existed at the year-end for the lease of a property used by the Company in the UK. Since the year end the Company has purchased this property which continues to be occupied by one of the UK subsidiaries. The Company previously held a lease to occupy this property that was due to expire in 2016. This purchase reduces the future rental annual expense for 2013 by $368,000, by $442,000 for each of 2014 and 2015 and by $184,000 for 2016.

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

NOTE 18 — RELATED PARTIES

Building lease

The Company entered into an above-market property lease with the two former stockholders of CXR Larus in 2004.  The lease term was for 7 years which expired on June 30, 2011. The lease was then renewed for a one-year term under market conditions at $11,500 per month inclusive of service costs. Since that date, at the instigation of the Company, the lease has been renewed on a monthly basis at a fair market rate of $2,000 per month. Lease payments paid to the related parties during 2012 and 2011 totalled $81,000 and $238,000, respectively.

Notes payable to Former Shareholders of ACC

Promissory notes were issued in May 2008 in connection with the acquisition of ACC, a company acquired and subsequently sold by the Company. Since issuing the notes there have been several amendments to the terms, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). One of the note holders owns shares in the Company and, therefore, is deemed a related party and holds a majority of the balance of the Notes.  The total balance of the Notes at December 31, 2012 was $2.9 million.  The Amended Subordinated Contingent Notes bear interest at the prime rate, as reported in The Wall Street Journal, plus 4% and mature on December 15, 2014 (“2014 Maturity Date”).  Interest is payable quarterly through the 2014 Maturity Date.  Payments of principal commenced in January 2013.

Other related parties

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

Cash, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of December 31, 2012, the Company did not have any material financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

Fair values used in the Company’s goodwill impairment reviews are measured mostly by using Level 3 inputs as defined in the fair value hierarchy.

NOTE 20 — CASUALTY LOSS

The Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of its premises as a result of a fire in 2010.  Building, inventory and equipment were impaired or totally destroyed. The Company’s insurers met immediate costs to replace or repair assets and income of $300,000 for actual and anticipated proceeds in excess of the net book value of assets lost was recognized in 2011.

At December 31, 2011, a receivable of €194,000($251,000) was recorded in relation to further amounts expected to be received from the insurance company. This amount was included in Prepaid and other current assets of the Condensed Consolidated Balance Sheet at December 31, 2011. Subsequent to this the Company received €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption in July 2012. The amount recognized in the Statement of Operations for the year ended December 31, 2012 was $473,000.

NOTE 21 — SUBSEQUENT EVENTS

As disclosed in note 17, since the year end, the Company purchased a property which it previously occupied through a lease, which was due to expire in 2016. The cost of the property was £1.8 million (approximately $2.8 million). In order to finance this purchase the Company secured a new 20 year loan from Lloyds for £1.4 million (approximately $2.2 million) at an annual rate of interest fixed at 4.8%. for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The balance of the purchase price was financed through the Company’s own cash flow.

NOTE 22 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its consolidated financial statements.

