Form 10-Q
period 2013-03-31
EMRISE Corp
filed 2013-05-13
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 9 , 2013 was 10,698,337.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

2

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,079	$1,519
Accounts receivable, net of allowances for doubtful accounts of $67 at March 31, 2013 and $75 at December 31, 2012	7,344	6,784
Other receivables
Inventories	6,518	7,255
Current deferred tax assets	120	128
Prepaid and other current assets	674	1,138
Total current assets	15,735	16,824
Property, plant and equipment, net	3,812	973
Goodwill	4,913	5,146
Intangible assets other than goodwill, net	527	584
Deferred tax assets	55	59
Restricted cash	-	407
Other assets	413	405
Total assets	$25,455	$24,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,634	$2,970
Accrued expenses	3,832	3,759
Lines of credit	804	1,122
Current portion of long-term debt	995	942
Income taxes payable	428	307
Other current liabilities	275	274
Total current liabilities	9,968	9,374
Long-term debt	4,712	3,033
Other liabilities	897	896
Total liabilities	15,577	13,303
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,698,337 issued and outstanding at both March 31, 2013 and December 31, 2012.	128	128
Additional paid-in capital	44,177	44,177
Accumulated deficit	(32,060)	(31,532)
Accumulated other comprehensive loss	(2,367)	(1,678)
Total stockholders’ equity	9,878	11,095
Total liabilities and stockholders’ equity	$25,455	$24,398

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$7,691	$7,539
Cost of sales	5,414	5,430
Gross profit	2,277	2,109
Operating expenses:
Selling, general and administrative	2,350	2,363
Engineering and product development	295	339
Total operating expenses	2,645	2,702
Loss from operations	(368)	(593)
Other income (expense):
Interest income	21	12
Interest expense	(118)	(91)
Other, net	103	(78)
Total other expense, net	6	(157)
Loss before income taxes	(362)	(750)
Income tax expense	166	112
Loss from continuing operations	(528)	(862)
Discontinued operations:
(Loss)/Income from discontinued operations	-	(9)
Tax provision on discontinued operations	-	-
(Loss)/Income from discontinued operations	-	(9)
Net loss	$(528)	$(871)
Weighted average shares outstanding
Basic	10,698	10,668
Diluted	10,698	10,668
Loss per share:
Basic
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	$-	$-
Net loss	$(0.05)	$(0.08)
Diluted
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	$-	$-
Net loss	$(0.05)	$(0.08)

Statement of Comprehensive Loss
Net loss	$(528)	$(871)
Foreign currency translation adjustment	$(689)	$472
Comprehensive loss	$(1,217)	$(399)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528)	$(871)
Adjustments to arrive at net loss from continuing operations	-	9
Net loss from continuing operations	$(528)	$(862)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	115	100
Loss on sale of property, plant & equipment	3	-
Provision for doubtful accounts	28	93
Provision for warranty reserve	50	57
Provision for inventory reserve	236	307
Provision for income taxes	109	(14)
Amortization of debt (premium) discount	-	(45)
Stock-based expense	-	7
Changes in assets and liabilities:
Accounts receivable	(585)	1,374
Inventories	317	(909)
Prepaid and other assets	863	297
Accounts payable and accrued expenses	716	9
Operating cash flow generated in continuing operations	1,324	414

Net cash generated in operating activities	1,324	414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,976)	(150)
Investing cash flow used in continuing operations	(2,976)	(150)
Net proceeds from sale of discontinued operations	-	300
Net cash (used in) provided by investing activities	(2,976)	150
CASH FLOWS FROM FINANCING ACTIVITIES:
Building mortgage	2,124	-
Net borrowings from lines of credit	-	271
Repayments of lines of credit	(337)	-
Repayments of long-term debt	(394)	(504)
Financing cash flow provided by (used in) continuing operations	1,393	(233)
Effect of exchange rate changes on cash	(181)	339
Net (decrease) increase in cash and cash equivalents	(440)	670
Cash and cash equivalents at beginning of period	1,519	805
Cash and cash equivalents at end of period	$1,079	$1,475

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$53	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company currently has operations in the United States, England and France. The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England. The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in both the United States and France.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the related interim periods ended March 31, 2012, and 2013. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013.

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

Product Warranty Liabilities

Generally, the Company’s products carry a standard one-year, limited parts and labor warranty. In certain circumstances, the Company provides a two-year, limited parts and labor warranty on communications test instruments and network access products. The Company offers extended warranties beyond two years for an additional cost to its customers. Products returned under warranty typically are tested and repaired or replaced at the Company’s option. Historically, the Company has not experienced significant warranty costs or returns.

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

Loss per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period. Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. As a result of the losses from continuing operations incurred by the Company for the three months ended March 31, 2013 and 2012, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
NUMERATOR:
Net loss	$(528)	$(871)
Less: income from discontinued operations	-	(9)
Net loss from continuing operations	$(528)	$(862)
DENOMINATOR:
Basic weighted average common shares outstanding	10,698	10,668
Diluted weighted average common shares outstanding	10,698	10,668
Basic and diluted loss per share from continuing operations	$(0.05)	$(0.08)

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the common stock equivalents that were outstanding as of March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of March 31, 2013	402,282	$0.55 – $7.50
As of March 31, 2012	513,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of March 31, 2013	-	-
As of March 31, 2012	8,000	$4.31

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products. The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the items being purchased and the purchase price.

Communications Equipment- The Company recognizes revenues from its communications equipment business segment based in France and the U.S. at the point of shipment of those products. An estimate of warranty cost is recorded at the time the revenue is recognized. Customer discounts are included in the product price list provided to the customer. Product returns are infrequent and require prior authorization because sales are final and the Company tests its products for quality prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product for which the customer pays.

Electronic Devices- The Company’s subsidiaries in England comprise the electronic devices segment of the business. Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue recognized over the term of the contract on a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty cost is recorded at the time revenue is recognized. The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds TSB which extends to August 2016, a 20 year mortgage of $2.2 million also with Lloyds TSB, and has issued promissory notes to the former shareholders of ACC, a business purchased by the Company in 2008, totaling $2.9 million on which the final payment is not due until December 2014. The UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. Further details of these borrowings are set out below.

Short-term credit facilities are heavily dependent upon the sales and underlying profitability of the Company’s subsidiaries. Credit facilities for the operating subsidiaries are a function of accounts receivable. The Company reported working capital of $5.8 million at March 31, 2013 compared with $7.5 million at December 31, 2012. The reduction reflects the property purchased in March 2013 through a combination of cash and a new $2.1 million mortgage facility and a $0.3 million repayment of promissory notes. There are no additional major capital expenditure plans anticipated in 2013 which would absorb working capital; management considers that the current level of working capital is adequate for the Company’s current requirements. The majority of the Company’s cash is held by its foreign subsidiaries. There are limitations on the amounts that may be repatriated for use in paying corporate expenses and paying corporate debt. The overseas companies pay management charges to the parent Company for management services and brand name use and also pay dividends if and when appropriate.

The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of March 31, 2013, and the Company continues to experience good booking levels to support future shipments. In order to support future growth, the Company will reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments.

NOTE 3 — DISCONTINUED OPERATIONS

Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was completed on February 7, 2012. The Test Product Line was previously included in the Company’s communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011.

There were no test equipment assets or liabilities remaining at March 31, 2012 or 2013.

The following table summarizes certain components of the statements of operations for discontinued operations for the Test Product Line for the three months ended March 31, 2012 (in thousands):

2012
Net Sales	$-
Income (loss) from operations	$-
Loss on sale	(9)
Provision for income taxes	-
Net (loss) income	$(9)
(Loss) earnings per share:
Basic and diluted	$-
Weighted average shares outstanding:
Basic and diluted	10,668

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — STOCK-BASED COMPENSATION

The Company has five stock option plans, the following two of which, continue to be available and these are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

●	Amended and Restated 2000 Stock Option Plan; and
●	2007 Stock Incentive Plan.

The Company’s board of directors (the “Board”) does not intend to issue any additional options under the Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $3,000 for the three months ended March 31, 2013 and $7,000 for the three months ended March 31, 2012. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2013, the Company had a $16,000 unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of ten months

No restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Board during the period. There was no charge recorded for restricted stock compensation expense during the three months ended March 31, 2013.

NOTE 5 — OPERATING SEGMENTS

The Company has two operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (’“RF”’) and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems Limited (“XCEL”), both of which offer the same or similar products to the same or similar customers. The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products. The communications equipment segment consists of operating entities CXR Larus, which is located in the United States, and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers. Both segments sell primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for inter-segment sales at pre-determined prices negotiated between the individual segments.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net sales
Electronic devices	$5,509	$5,416
Communications equipment	2,182	2,123
Total net sales	$7,691	$7,539
Operating income (loss)
Electronic devices	$625	$575
Communications equipment	(256)	(305)
Corporate and other	(737)	(863)
Total operating income (loss)	$(368)	$(593)

	March 31, 2013	December 31, 2012
Total assets
Electronic devices	$19,177	$17,222
Communications equipment	6,110	7,018
Corporate and other	168	158
Total assets	$25,455	$24,398

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. Two customers accounted for 12.4% and 12.7% of total sales in the quarter to March 31, 2013, and these customers accounted for 14.8% and 12.2% of total accounts receivable at the period end. These amounts have been received since the period end. No single customer represented ten percent or more of the Company’s total net sales during three months ended March 31, 2012. There was no single customer that accounted for more than ten percent of the net accounts receivable at December 31, 2012. The following table reflects the changes in the Company’s doubtful accounts reserve during the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$75
Additional reserve for three months	-
Recoveries	-
Accounts receivable written off	(6)
Foreign currency translation	(2)
Balance at March 31, 2013	$67

NOTE 7 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$3,295	$3,383
Work-in-progress	1,303	1,600
Finished goods	1,920	2,272
Total inventories	$6,518	$7,255

NOTE 8- PROPERTY, PLANT AND EQUIPMENT

On March 4, 2013, the Company purchased the property occupied by its UK subsidiary Pascall, which it previously occupied through a lease. The lease had been due to expire in 2016. The cost of the property was £1.8 million (approximately $2.7 million at the rate of exchange prevailing at March 31, 2013). In order to finance this purchase the Company secured a new 20 year loan from Lloyds TSB plc for £1.4 million (approximately $2.1 million) at an annual rate of interest fixed at 4.8% for 15 years. Thereafter, the interest reverts to a rate linked to the London Inter-bank lending rate. The balance of the purchase price of $0.6 million was financed using the Company’s cash.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — GOODWILL

The following table reflects changes in our goodwill balances for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$5,146
Foreign currency translation	(233)
Balance at March 31, 2013	$4,913

The goodwill all relates to the electronic devices segment of the business.

NOTE 10 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$584
Amortization	(34)
Foreign currency translation	(23)
Balance at March 31, 2013	$527

The intangible assets constitute trademarks, trade names and technology acquired.

NOTE 11— INCOME TAXES

The Company files a consolidated U.S. federal income tax return. State tax returns in the state jurisdictions of California, Texas, Pennsylvania and New Jersey are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries. Additionally, the Company’s subsidiaries files tax returns in England and France. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 23.25% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States. The tax charges in the three months ended March 31, 2013 and the three months ended March 31, 2012, are entirely attributable to the taxable profits generated by the Company’s U.K. subsidiaries. The first quarter profits generated in the UK in 2013 and 2012 were $0.6 million and $0.4 million respectively.

The Company’s business is subject to regulation under a wide variety of United States federal, state and foreign tax laws, regulations and policies. The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely. However, the foreign subsidiaries have previously issued guarantees on a financing agreement held by the Company and, as a result, under Internal Revenue Code Section 956, have been deemed to have distributed these earnings to fund U.S. operations. This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carry-forwards and foreign tax credits. The Company has utilized a significant portion of its net operating losses available to be carried forward into future periods and, as a result, income from operations and/or gain on sales of assets could result in tax obligations.

As of March 31, 2013, the Company had not recorded any net unrecognized tax benefits. The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months ended March 31, 2013. As of March 31, 2013, the Company had no accrual for interest or penalties.

The Company is no longer subject to United States federal and state tax examinations for years before 2009 and 2008 respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2011, and for France for years prior to 2009.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

	March 31, 2013	December 31, 2012
Lines of credit
Lloyds TSB Commercial Finance	518	37
FACTOCIC	216	964
Bridge Bank	70	121
Lines of credit	$804	$1,122

	March 31, 2013	December 31, 2012
Long-term debt
Lloyds term loan	819	928
Lloyds Mortgage	2,124	-
Promissory Notes payable	2,577	2,877
Capital lease obligations	187	170
	5,707	3,975
Current portion of long-term debt	(995)	(942)
Long-term debt	$4,712	$3,033

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on March 31, 2013), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of March 31, 2013, outstanding borrowings under the Receivable Finance Agreements were $518,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of March 31, 2013, CXR AJ had $216,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement, dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate (currently 3.25%) plus 3.25%. To secure Bridge Bank’s obligations, Bridge Bank was granted continuing security interest in certain collateral of CXR Larus. The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty, dated as of October 22, 2010, effective November 15, 2010. As of March 31, 2013, CXR Larus had borrowings of $70,000 under the Business Financing Agreement.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes Payable

The promissory notes are subordinated contingent promissory notes, which were originally issued to the formers owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes are subordinated to the term loan from Lloyds TSB described below. Since the notes were issued there have been various amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal (currently 3.25%) plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the “ Maturity Date ” ) (previously August 31, 2013). Interest is payable quarterly through to the Maturity Date. Principal payments commenced on January 15, 2013 in the amount of $0.3 million. Further payments of principal amounting to $0.3 million are payable on each of September 15, 2013, March 15, 2014, and September 15, 2014. The outstanding principal balance of $1.7 million is due at the Maturity Date. As of March 31, 2013, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,577,000.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As a condition to issuing the Lloyds Term Loan, each of the two operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each subsidiary’s name. The funds were to be held in escrow through to September 2012 at which time, Lloyds Bank could review and either renew or release the funds. Since the timing of release of the restricted funds was uncertain and Lloyds Bank was allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) was included in the accompanying balance sheet as a non-current asset at December 31, 2012. Since that date the sum has been released and was utilized as partial payment for the purchase of a freehold property housing the production and administrative facility of Pascall. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing. Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing. The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2012 of not less than £4,400,000 and shall increase annually by not less than £200,000. The Lloyds Term Loan was funded on August 30, 2011. As of March 31, 2013, £538,000 (or $819,000 based on the exchange rate at March 31, 2013) was outstanding under the Lloyds Term Loan.

Lloyds Bank Mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.1 million at the rate of exchange on March 31, 2013) to purchase the property occupied by Pascall. This mortgage is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall,to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7,260,000 and $456,000 using the exchange rate at March 31, 2013). At December 31, 2012, the net worth of EEL, as defined by the loan agreement, was £5,100,000 and the profit for the year ended December 31, 2012 was £1 million. As of March 31, 2013, the loan balance outstanding was $2,124,000 and the property was valued at $2.7 million.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of March 31, 2013, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

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

At December 31, 2011, a receivable of €194,000 ($251,000) was recorded in relation to further amounts expected to be received from the insurance company. This amount was included in Prepaid and other current assets of the Condensed Consolidated Balance Sheet at December 31, 2011. In the three month period to March 31, 2012, the Company received a sum of €90,000 (approximately $121,000) and further settlements totaling €86,000 (approximately $114,000) were paid by the insurance company directly to suppliers. Subsequent to this, in the first quarter of 2012, the Company received €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption in July 2012. The amount recognized in the Statement of Operations for the year ended December 31, 2012 was $473,000. No sums were received during the three months ended March 31, 2013 nor were any sums receivable at March 31, 2013.

EMRISE CORPORATION

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This quarterly report on Form 10-Q and other reports filed by EMRISE Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors in Part II Item 1A, and elsewhere in our annual report on Form 10-K for the year ended December 31, 2012. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Any of the factors described above or in the “Risk Factors” sections contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, could cause the financial results, including the Company’s net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

Plan of Operation

The Company has a three-year strategic plan which is reviewed and updated annually. This plan details the opportunities for and the strengths of, our two business segments and addresses how management intends to exploit these. Detailed financial budgets covering income statements, cash flows and capital expenditure plans supported by existing backlog data and sales forecasts, which are linked to incentive plans, are produced annually by each subsidiary. The consolidated projections are critically reviewed, discussed and approved by the Company’s management team and by the Company’s board of directors (the “Board”).

The Company’s 2013 plan includes a continuation of the growth in the electronic devices segment and deeper penetration of U.S., European and North African markets for the sale of the Company’s communications equipment products. The Company’s management team believes that this growth can be achieved without a material increase in manpower or a significant increase in working capital. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with this flexibility means the Company is well placed to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in the remainder of 2013.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Results of Operations

Overview

A small increase in sales in both the electronic devices and the communications segments compared with the same three-month period in 2012, translated into an 8% increase in gross profit. Despite this improvement, the Company suffered a loss before tax for the first quarter of 2013, of $362,000. The quarter to March 31, when we bear the largest proportion of our professional fees in connection with the issuance of our annual filings, is traditionally the weakest quarter of the Company’s year so the loss was not unexpected. The result was after charging final redundancy costs in our U.S. communications business of $34,000 and suffering a delay on a large delivery shipment in France which had it not been held up at French Customs would have generated additional profits of approximately $50,000. The continuation of the strong performance in our UK based businesses resulted in a tax charge of $166,000.

Overall net sales from continuing operations increased by $152,000 or 2.0% in the first quarter of 2013 compared to the first quarter of 2012. 2012 was a strong year for our electronic devices segment so we were pleased to continue this growth with a 1.7% increase in the core commercial aerospace and military products from our electronic devices business units. This was supplemented by the improving sales levels at our French communications business (up 3.7%) and stabilized sales at our U.S. communications equipment business unit. The unique product specifications of our customers, which is a feature of most of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates, making revenues and gross profit difficult to forecast and comparability of results between periods subject to fluctuations influenced by specific orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.

The steady escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries is encouraging and the order-book maintained by these companies shows no sign of diminishing, however, we continue to experience some uncertainty from our customers over when they will call-down these orders. The previously reported decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company’s synchronization and timing products and legacy n etwork a ccess products continues and this is hindering progress to increase sales at our U.S. communications business. International orders, including the strengthening return of orders from North Africa for the Company’s French n etwork a ccess products have continued to provide a solid backlog of orders which remains substantially higher than in previous years and the local sales teams continue to work to counter the trend in the synchronization and timing products with a ramp up of the Company’s n etwork a ccess products in the United States although this remains slower than management planned.

Overall gross profit as a percentage of sales (“Gross Margin”) in the first quarter of 2013 showed an increase, over the first quarter of 2012 at 29.6% compared with 28%. This reflects the strong performance from the electronic devices segment of the business but also an improvement in the Gross Margin at our U.S. based business where cost cutting measures have improved performance.

Comparison of the Three Months Ended March 31, 2013 and 2012

Net Sales

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$5,509	$5,416	$93	1.7%
as % of net sales from continuing operations	71.6%	71.8%
Communications equipment	$2,182	$2,123	$59	2.8%
as % of net sales from continuing operations	28.4%	28.2%
Total net sales from continuing operations	$7,691	$7,539	$152	2.0%

Electronic Devices Segment

There was a small increase in net sales for our electronic devices segment of 1.7% during the first quarter of 2013 as compared to the first quarter of 2012. This comes after a 17.2% increase in the first quarter of 2012 over the 2011 sales. Sales of commercial aerospace In-Flight Entertainment and Connectivity products and military products continue in line with the Company’s plans and we continue to see a strong order book in these areas, however, the timing of customer shipments can change due to the customized nature of our electronic devices business so there is no guarantee that this order book will translate into sales in the remainder of 2013. In addition, the negative or positive translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty over which the Company has no control.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Communications Equipment Segment

During 2012 we reported a decline in demand for our traditional communication products in our communications equipment company in the United States. The demand remains weak for these devices, but we have restructured the company to work at these lower sales levels, providing the platform to rebuild the business with the newer generation IP based, European network access products.

Gross Profit

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$1,621	$1,462	$159	10.9%
as % of net sales from continuing operations	29.4%	27.0%
Communications equipment	$656	$647	$9	1.4%
as % of net sales from continuing operations	30.1%	30.5%
Total gross profit from continuing operations	$2,277	$2,109	$168	8.0%
Total gross margin from continuing operations	29.6%	28.0%

Electronic Devices Segment

A change in the product mix with a greater volume of higher margin military sales was the main driver of the improved gross margin in the period.

Communications Equipment Segment

The very small decrease in gross margin for our communications equipment segment was primarily due to a change in product mix reflecting a greater proportion of resale products.

Operating Expenses

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$2,350	$2,363	$13	0.6%
as % of net sales from continuing operations	30.6%	31.3%
Engineering and product development	$295	$339	44	13.0%
as % of net sales from continuing operations	3.8%	4.5%
Total operating expenses from continuing operations	$2,645	$2,702	57	2.1%

Selling, general and administrative expenses

Selling, general and administrative (’“SG&A”’) expenses for the first quarter of 2013 remained largely unchanged from prior year in line with our expectations.

Engineering and product development

The costs expensed to engineering and product development are a function of the split between costs which relate to customer specific engineering projects which can be charged as a cost of the production project and those costs which are not attributable to a specific customer project. Engineering and product development costs that could not be recharged to customers, as a percentage of net sales, showed a small decrease at 3.8% in the first quarter of 2013 compared to 4.5% in the first quarter of 2012.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Interest expense

Interest expense was $118,000 for the first quarter of 2013 compared to $91,000 for the first quarter of 2012. The 2013 cost includes one month of expense for the mortgage taken out for the purchase of the building in the United Kingdom. The interest expense associated with the purchase of the property at Pascall is approximately $8,500 per month (based on the average exchange rate in the month of March 2013). This cost will be offset by lower property rental charges reducing future general and administrative costs.

Other income and expense

We recorded other income of $103,000 in the first quarter of 2013 compared to an expense charge of $78,000 in the first quarter of 2012. The fluctuation stems from the short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and Euro on the current portion of certain assets and liabilities. In the first quarter of 2013, the U.S. dollar appreciated 6% against British pound sterling compared with 2% depreciation in the same quarter in 2012. As a large proportion of the Company’s sales and purchases are denominated in sterling this volatility can have a marked impact on the income in any quarter and there is no guarantee that we will continue to benefit from similar movements in subsequent quarters.

Loss from continuing operations

The loss from continuing operations was $528,000 in the first quarter of 2013 compared to a loss from continuing operations of $862,000 in the first quarter of 2012. Traditionally the Company has suffered losses in the first quarter of its fiscal year, as explained above, and this loss was anticipated. The reduction in the loss in the first quarter of 2013 compared to the first quarter of 2012 principally results from a further improvement in the gross profit at our electronic devices segment.

Net loss

After recording a tax charge of $166,000 we reported a net loss of $528,000 in the first quarter of 2013 compared to a net loss of $871,000 in the first quarter of 2012.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. After recognizing the $2.1 million liability relating to the mortgage advance in the first quarter of 2013 and the cash payment of $0.5 million, to pay for the premises purchased for our Pascall subsidiary, working capital was $5.8 million as of March 31, 2013 compared with $7.5 million as of December 31, 2012. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company’s order book. As of March 31, 2013, the Company had cash and cash equivalents of $1.1 million as compared with $1.5 million at December 31, 2012.

As of March 31, 2013, approximately $0.9 million, or 87%, of the total $1.1 million of cash and cash equivalents were held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have represented to our bankers are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect to generate more cash from operations through the remainder of 2013, as the Company translates its strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the substantial order book, the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending March 31, 2014, which will include the repayment of two additional tranches of the promissory notes of $300,000 each to the former shareholders of ACC.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Backlog

Our future book of shippable orders (“Backlog”) was $24.5 million as of March 31, 2013, compared to $22.6 million as of December 31, 2012. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of March 31, 2013, approximately 89% of our Backlog related to our electronic devices business, which have variable lead times for our manufacturing processes due to the custom nature of the products. Approximately 11% of the Backlog is related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

Debt and Financing Arrangements

As of March 31, 2013, we had total debt obligations of $6.5 million. A summary of this debt is shown in Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Total debt includes $800,000 relating to subsidiary financing arrangements linked to accounts receivable, capital lease obligations of $190,000, a term loan with Lloyds Bank of $800,000 and promissory notes payable in connection with the acquisition by the Company of ACC to the former shareholders of ACC (the “Former Shareholders”) of approximately $2.6 million (maturing December 15, 2014). In addition, in this quarter, the Company entered into a mortgage of approximately $2.1 million from Lloyds Bank. The current portion of the Company’s loans and obligations (including lines of credit) totaled $1.8 million at March 31, 2013.

Financing Arrangements

The Company has lines of credit for its operating subsidiaries based on the level of accounts receivable.

The two subsidiaries in England, Pascall and XCEL, have a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) which provides a credit facility of up to £2.75 million ($4.2 million based on the exchange rate on March 31, 2013). As of March 31, 2013, outstanding borrowings under the Receivables Finance Agreements were $517,000.

The Company’s French subsidiary, CXR AJ, has a Factoring Agreement with FACTOCIC S.A., with a principal amount of €1.35 million ($1.7 million based on the exchange rate on March 31, 2013). As of March 31, 2013, CXR AJ had outstanding borrowings under the CIC Agreement of $216,000 (based on the exchange rate on March 31, 2013).

CXR Larus, in the U.S., is funded by a financing agreement with Bridge Bank which grants CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80%. As of March 31, 2012, CXR Larus had borrowings under the Business Financing Agreement of $70,000.

Promissory Notes Payable

The Former Shareholders’ subordinated secured contingent promissory notes, which the Company issued in May 2008 in connection with the acquisition of the ACC business were subsequently amended, most recently in November 2012. The Former Shareholders are individuals who owned ACC stock in 2008. The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 4% and mature on December 15, 2014 (the “Maturity Date”) . Interest is payable quarterly. The first principal payment of $300,000 was made in January 2013 and further payments of principal of $300,000 each are due in September 2013, March 2014 and September 2014 with a final balance of $1.7 million due at the Maturity Date. As of March 31, 2013, the Company had Amended Subordinated Contingent Notes with a principal balance of approximately $2.6 million outstanding.

Term Loan

Emrise Electronics Limited (“EEL’’), a wholly owned subsidiary of the Company, has a term loan with Lloyds Bank in the amount of £750,000. The loan bears interest at a fixed rate of 4.75% above Lloyds Bank Wholesale Markets rate per annum. Principal and interest are payable monthly over 60 months. The loan is subject to a financial covenant requiring a minimum net worth at EEL of not less than £4,400,000 (at December 31, 2012) and increases annually by not less than £200,000. As of March 31, 2013, £540,000 (or $0.8 million based on the exchange rate at September 30, 2012) was outstanding under the Lloyds Term Loan.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Mortgage

Pascall, a wholly owned subsidiary of the Company, entered into a mortgage agreement, with Lloyds Bank, in February 2013. The mortgage was used to purchase the property occupied by Pascall in the UK. The mortgage which is repayable over a period of 20 years carries interest at 4.8% for the first 15 years and thereafter reverts to a rate linked to London inter-bank interest rates. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits of EEL not to fall below £300,000 (approximately $7,260,000 and $456,000 using the exchange rate at March 31, 2013). At December 31, 2012, the net worth of EEL, as defined by the loan agreement, was £5,100,000 and the profit for the year ended December 31, 2012 was £1 million. As at March 31, 2013, the loan balance outstanding was $2,124,000 and the property was valued at $2.7 million.

Liquidity

The Company’s liquidity is closely monitored by management. The most relevant factors are working capital, cash generated from operating activities and cash available from financing activities. The Company has a variety of financing arrangements to support working capital and other short and long-term debt and uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfill short term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds Bank which extends to August 2016, a 20 year mortgage of $2.1 million also with Lloyds Bank, and has issued promissory notes, totaling $2.6 million, which are not due for full repayment until December 2014. The UK term loan from Lloyds Bank has a covenant that links to the net worth of the Company.

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

As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of March 31, 2013, and the Company continues to experience good booking levels to support future shipments. In order to support future expected growth, the Company will reinvest a substantial amount of cash from operations, back into the business for inventory purchases, engineering and product development. The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which promissory note principal payments of $600,000 are payable over the next 12 months. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or our operating subsidiaries for the past two years.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of the critical accounting policies, defined as those policies that management believes are the most important to the portrayal of the financial condition and results of operations and that require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Revenue Recognition

Revenues are derived from sales of electronic devices and communications equipment products and services and extended warranty contracts. Sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price. Revenues are recognized when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collection is reasonably assured based on the Company’s knowledge of the customer and credit and collections practices and policies.

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

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract under either a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty cost is recorded at the time revenue is recognized. The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

Revenues for products sold by the Company’s subsidiary in France are recognized at the point of shipment. Customer discounts are included in the product price list provided to the customer. Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty cost is recorded at the time revenue is recognized.

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

Inventory Valuation

Electronic devices are generally built to specific order whereas communications equipment is more generally built to forecast. Consequently, the Company produces finished goods in the communications equipment business to enable prompt service to customers. The Company’s products consist of numerous electronic and other materials, which necessitate detailed inventory management. Inventory is valued at the lower of the cost to purchase or manufacture the inventory (first-in, first-out) and the current estimated market value of the inventory (net realizable value). The Company adopts a cyclical approach to counting inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, and physical inventory inspections are carried out at least once a year. Inventory quantities on hand are regularly reviewed and a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements for the next 12 to 24 months are recorded. Additionally, to determine inventory write-down provisions, product line inventory levels and individual items are reviewed as necessary and periodically assumptions about the forecast demand and market conditions are revised. Any inventory that is determined to be either obsolete or in excess of future demand, is specifically reserved for, and subsequently written-off.

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

EMRISE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues, 96% of our total assets and 75% of the Company’s total liabilities as of and for the three months ended March 31, 2013. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $2.4 million were included as part of accumulated other comprehensive loss within the balance sheet at March 31, 2013. During the three months ended March 31, 2013, the Company included translation losses of $0.7 million under accumulated other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

The relevant rates at March 31, 2013 and 2012 and the average rate for the three months ended March 31, 2013 and 2012 were:

	US $ equivalent
	2013	2012
Period end rate
£ Sterling	1.52	1.60
Euro	1.28	1.33

Average for the three month period
£ Sterling	1.55	1.57
Euro	1.32	1.31

If the Company disposes of any subsidiaries, any cumulative translation gains or losses would be realized into the statement of operations.

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2012 for goodwill in the electronic devices reporting unit. At March 31, 2013, the reported goodwill totalled $4.9 million, all of which related to the electronic devices reporting unit.

At March 31, 2013, the reported indefinite-lived assets totalled $0.36 million, all of which related to the electronic devices reporting unit.

EMRISE CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The only derivative instruments held by the Company consist of forward purchases of U.S. Dollars but the amounts are not material. The Company does not engage in any other hedging activities.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2013.

EMRISE CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 29, 2013. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

EMRISE CORPORATION

PART II — OTHER INFORMATION

Item 6 Exhibits.

Number	Description

10.1	Contract for the Sale of freehold land, dated February 28, 2013, by and among Longford Estates Limited (in Administration), Matthew James Cowlishaw and Richard Michael Hawes, and Pascall Electronics Limited (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 27, 2013).

10.2	Mortgage deed, dated February 28, 2013, by and between Lloyds TSB Bank and Pascall Electronics Limited (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 27, 2013).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to the Consolidated Financial Statements.* (1)

________________________________________

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EMRISE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated:	May 13, 2013	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)
Dated:	May 13, 2013	By:	/s/ TIMOTHY J. BLADES
Timothy J. Blades,
Director of Finance
(Principal Financial and Accounting Officer)

