Form 10-Q
period 2013-06-30
EMRISE Corp
filed 2013-08-14
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 13, 2013 was 10,704,337.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,191	$1,519
Accounts receivable, net of allowances for doubtful accounts of $77 at June 30, 2013 and $75 at December 31, 2012	5,209	6,784
Inventories	6,258	7,255
Current deferred tax assets	114	128
Prepaid and other current assets	929	1,138
Total current assets	13,701	16,824
Property, plant and equipment, net	3,725	973
Goodwill	4,866	5,146
Intangible assets other than goodwill, net	493	584
Deferred tax assets	55	59
Restricted cash	-	407
Other assets	380	405
Total assets	$23,220	$24,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,909	$2,970
Accrued expenses	3,900	3,759
Lines of credit	621	1,122
Current portion of long-term debt	978	942
Income taxes payable	278	307
Other current liabilities	275	274
Total current liabilities	7,961	9,374
Long-term debt	4,609	3,033
Other liabilities	866	896
Total liabilities	13,436	13,303
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,704,337 issued and outstanding at both June 30, 2013 and December 31, 2012.	128	128
Additional paid-in capital	44,196	44,177
Accumulated deficit	(32,160)	(31,532)
Accumulated other comprehensive loss	(2,380)	(1,678)
Total stockholders’ equity	9,784	11,095
Total liabilities and stockholders’ equity	$23,220	$24,398

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$8,097	$8,600	$15,788	$16,139
Cost of sales	5,570	6,205	10,984	11,635
Gross profit	2,527	2,395	4,804	4,504
Operating expenses:
Selling, general and administrative	2,128	2,253	4,478	4,615
Engineering and product development	324	316	619	655
Total operating expenses	2,452	2,569	5,097	5,270
Income/(Loss) from operations	75	(174)	(293)	(766)
Other income (expense):
Interest income	23	11	44	23
Interest expense	(136)	(92)	(254)	(183)
Other, net	4	483	107	405
Gain on extinguishment of debt	-	275	-	275
Total other income/(expense), net	(109)	677	(103)	520
Income/(Loss) before income taxes	(34)	503	(396)	(246)
Income tax expense	66	125	232	238
Income/(Loss) from continuing operations	(100)	378	(628)	(484)
Discontinued operations:
Loss on sale of discontinued operations	-	-	-	(9)
Net Income/(loss)	$(100)	$378	$(628)	$(493)
Weighted average shares outstanding
Basic	10,698	10,683	10,698	10,683
Diluted	10,698	10,683	10,698	10,683
Income/(loss) per share
Basic
Continuing operations	$(0.01)	$0.04	$(0.06)	$(0.05)

Net income/(loss)	$(0.01)	$0.04	$(0.06)	$(0.05)
Diluted
Continuing operations	$(0.01)	$0.04	$(0.06)	$(0.05)

Net Income/(loss)	$(0.01)	$0.04	$(0.06)	$(0.05)

Statement of Comprehensive Income/(Loss)
Net Income/(loss)	$(100)	$378	$(628)	$(493)
Foreign currency translation adjustment	$(13)	$(327)	$(702)	$145
Comprehensive Income/(loss)	$(113)	$51	$(1,330)	$(348)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(628)	$(493)
Adjustments to arrive at net loss from continuing operations-loss on sale	-	9
Net loss from continuing operations	$(628)	$(484)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	238	203
Provision for doubtful accounts	10	-
Provision for inventory reserve	208	303
Provision for warranty reserve	(3)	93
Loss on disposal of property, plant and equipment	14	-
Provision for income taxes	(27)	(20)
Gain on extinguishment of debt	-	(275)
Amortization of debt premium	-	(45)
Stock-based compensation	19	11
Changes in assets and liabilities:
Accounts receivable	1,190	516
Inventories	610	(412)
Prepaid and other assets	1,014	731
Accounts payable and accrued expenses	(916)	(419)
Operating cash flow generated in continuing operations	1,729	202
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,986)	(212)
Net proceeds from sale of discontinued operations	-	300
Net cash used in investing activities	(2,986)	88
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment)/ borrowings from lines of credit	(521)	470
Building Mortgage	2,177	-
Repayments of long-term debt	(516)	(812)
Financing cash flow provided by (used in) continuing operations	1,140	(342)
Effect of exchange rate changes	(211)	99
Net increase/(decrease) in cash and cash equivalents	(328)	47
Cash and cash equivalents at beginning of period	1,519	805
Cash and cash equivalents at end of period	$1,191	$852

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital leases	$53	$58

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the related interim periods ended June 30, 2012 and 2013. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Income/(Loss) Per Share from Continuing Operations

Basic income/(loss) per share from continuing operations is computed by dividing net income/(loss) from continuing operations by the weighted average common shares outstanding during a period. Diluted income/(loss) per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. As a result of the losses from continuing operations incurred by the Company for the three months and six months ended June 30, 2013 and 2012, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted income/(loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NUMERATOR:
Net income/(loss)	$(100)	$378	$(628)	$(493)
Less: income/(loss) from discontinued operations	-	-	-	(9)
Net income/(loss) from continuing operations	$(100)	$378	$(628)	$(484)
DENOMINATOR:
Basic weighted average common shares outstanding	10,698	10,683	10,698	10,683
Diluted weighted average common shares outstanding	10,698	10,683	10,698	10,683
Basic and diluted income/(loss) per share from continuing operations	$(0.01)	$0.04	$(0.06)	$(0.05)

The following table shows the common stock equivalents that were outstanding as of June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of June 30, 2013	401,000	$0.55 – $7.50
As of June 30, 2012	513,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of June 30, 2013	-	-
As of June 30, 2012	8,000	$4.31

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

NOTE 2 — LIQUIDITY

The Company's liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds TSB which extends to August 2016, a 20 year mortgage of $2.1 million also with Lloyds TSB, and has issued promissory notes to the former shareholders of ACC, a business purchased by the Company in 2008, with a balance outstanding of $2.6 million on which the final payment is not due until December 2014. The UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. Further details of these borrowings are set out below.

NOTE 3 — DISCONTINUED OPERATIONS

Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was completed on February 7, 2012. The Test Product Line was previously included in the Company's communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011. The amount of loss recognized on the sale during the six months ended June 30, 2012 was $9,000.

There were no test equipment assets or liabilities remaining at June 30, 2012 or 2013.

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

Total stock-based compensation expense, for restricted stock issued under the 2007 Stock Incentive Plan, included in wages, salaries and related costs was $3,000 for the three months and six months ended June 30, 2013. The charge for the three months and six months ended June 30, 2013 was $7,000. These compensation expenses were charged to selling, general and administrative expenses because the stock options were issued to administrative staff. The charge for compensation expense related to stock option grants for the three months and six months ended June 30, 2013 was $9,500 and $15,000 respectively. There were no comparable charges for the three months and six months ended June 30, 2012. As of June 30, 2013, the Company had a $4,000 unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two months

NOTE 5 — OPERATING SEGMENTS

The Company has two operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, Pascall Electronics Limited (“Pascall’’) and XCEL Power Systems Limited (“XCEL”), both of which offer the same or similar products to the same or similar customers. The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products. The communications equipment segment consists of operating entities CXR Larus, which is located in the United States, and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers. Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for inter-segment sales at pre-determined prices negotiated between the individual segments.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Electronic devices	$4,636	$5,940	$10,145	$ 11, 356
Communications equipment	3,461	2,660	5,643	4,783
Total net sales	$8,097	$8,600	$15,788	$16,139
Operating income (loss)
Electronic devices	$362	$772	$987	$1,347
Communications equipment	322	(173)	66	(478)
Corporate and other	(609)	(773)	(1,346)	(1,635)
Total operating income/(loss)	$75	$(174)	$(293)	$(766)

	June 30, 2013	December 31, 2012
Total assets
Electronic devices	$17,680	$17,222
Communications equipment	5,489	7,018
Corporate and other	51	158
Total assets	$23,220	$24,398

NOTE 6 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectable accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. One customer accounted for 11.1% of total sales in the half year to June 30, 2013, and this customer accounted for 13.8% of total accounts receivable at the period end. This same customer accounted for 9.5% of total sales in the three months ended June 30, 2013. No single customer represented ten percent or more of the Company’s total net sales during the three or six months ended June 30, 2012. There was no single customer that accounted for more than ten percent of the net accounts receivable at December 31, 2012.

The following table reflects the changes in the Company’s doubtful accounts reserve during the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$75
Additional reserve for six months	17
Recoveries	(7)
Accounts receivable written off	(6)
Foreign currency translation	(2)
Balance at June 30, 2013	$77

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 — INVENTORIES

Inventories are stated net of provisions, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$3,344	$3,383
Work-in-process	1,131	1,600
Finished goods	1,783	2,272
Total inventories	$6,258	$7,255

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

On March 4, 2013, the Company purchased the property occupied by its UK subsidiary Pascall, which it previously occupied through a lease. The lease had been due to expire in 2016. The cost of the property was £1.8 million (approximately $2.7 million at the rate of exchange prevailing at June 30, 2013). In order to finance this purchase the Company secured a new 20 year loan from Lloyds TSB plc for £1.4 million (approximately $2.1 million) at an annual rate of interest fixed at 4.8% for 15 years. Thereafter, the interest reverts to a rate linked to the London Inter-bank lending rate. The balance of the purchase price of $0.6 million was financed using the Company’s cash.

NOTE 9 — GOODWILL

The following table reflects changes in goodwill balances for the six months ended June 30, (in thousands):

	2013	2012

Balance at December 31	$5,146	4,970
Foreign currency translation	(280)	62
Balance at June 30	$4,866	5,032

The goodwill all relates to the electronic devices segment of the business.

NOTE 10 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the six months ended June 30, (in thousands):

	2013	2012
Balance at December 31,	$584	838
Amortization	(68)	(68)
Foreign currency translation	(23)	-
Balance at June 30,	$493	770

The intangible assets constitute trademarks, trade names and technology acquired.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11 — INCOME TAXES

The Company files a consolidated U.S. federal income tax return. State tax returns in the state jurisdictions of California, Texas, Pennsylvania and New Jersey are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries. Additionally, the Company’s subsidiaries file tax returns in England and France. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 23.25% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States. The tax charges in the three months and six months ended June 30, 2013 and the three months and six months ended June 30, 2012, are entirely attributable to the taxable profits generated by the Company’s U.K. subsidiaries.

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

As of June 30, 2013, the Company had not recorded any net unrecognized tax benefits. The Company currently has no material open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months or six months ended June 30, 2013 or 2012. As of June 30, 2013, the Company had no accrual for interest or penalties.

The Company is no longer subject to United States federal and state tax examinations for years before 2008 and 2007 respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2011, and for France for years prior to 2009.

NOTE 12 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

	June 30, 2013	December 31, 2012
Lines of credit
Lloyds TSB Commercial Finance	234	37
FACTOCIC	363	964
Bridge Bank	24	121
Lines of credit	$621	$1,122

	June 30, 2013	December 31, 2012
Long-term debt
Lloyds term loan	765	928
Lloyds Mortgage	2,109	-
Promissory Notes payable	2,577	2,877
Capital lease obligations	136	170
	5,587	3,975
Current portion of long-term debt	(978)	(942)
Long-term debt	$4,609	$3,033

Details of the borrowings set out in the table above are explained below.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on June 30, 2013), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of June 30, 2013, outstanding borrowings under the Receivable Finance Agreements were $234,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of June 30, 2013, CXR AJ had $363,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement, dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate (currently 3.25%) plus 3.25%. To secure Bridge Bank’s obligations, Bridge Bank was granted continuing security interest in certain collateral of CXR Larus. The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty, dated as of October 22, 2010 and effective as of November 15, 2010. As of June 30, 2013, CXR Larus had borrowings of $24,000 under the Business Financing Agreement.

Promissory Notes Payable

The promissory notes are subordinated contingent promissory notes, which were originally issued to the formers owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes are subordinated to the term loan from Lloyds TSB described below. Since the notes were issued there have been various amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal (currently 3.25%) plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the ''Maturity Date'') (previously August 31, 2013). Interest is payable quarterly through to the Maturity Date. Principal payments commenced on January 15, 2013 in the amount of $0.3 million. Further payments of principal amounting to $0.3 million are payable on each of September 15, 2013, March 15, 2014, and September 15, 2014. The outstanding principal balance of $1.7 million is due at the Maturity Date. As of June 30, 2013, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,577,000.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As a condition to issuing the Lloyds Term Loan, each of the two operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each subsidiary’s name. The funds were to be held in escrow through to September 2012 at which time, Lloyds Bank could review and either renew or release the funds. Since the timing of release of the restricted funds was uncertain and Lloyds Bank was allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) was included in the accompanying balance sheet as a non-current asset at December 31, 2012. Since that date the sum has been released and was utilized as partial payment for the purchase of a freehold property housing the production and administrative facility of Pascall. The Lloyds Term Loan bears interest at a fixed rate of 4.75% over the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing per annum. Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing. The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2012 of not less than £4,400,000 and shall increase annually by not less than £200,000. The Lloyds Term Loan was funded on August 30, 2011. As of June 30, 2013, £503,000 (or $765,000 based on the exchange rate at June 30, 2013) was outstanding under the Lloyds Term Loan.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Lloyds Bank Mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.1 million at the rate of exchange on June 30, 2013) to purchase the property occupied by Pascall. This mortgage is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.3 million and $0.5 million using the exchange rate at June 30, 2013). At December 31, 2012, the net worth of EEL, as defined by the loan agreement, was £5.1 million and the profit for the year ended December 31, 2013 was £1 million. As at June 30, 2013, the loan balance outstanding was $2.1 million. The carrying cost of the property is $2.7 million.

PEM

The PEM Credit Agreement was originally advanced in November 2007 for an aggregate amount of $26 million. Since that date, the Company has repaid portions of the loan in accordance with the loan terms. On February 8, 2012, the lender accepted a Second Amended and Restated Term Loan A Note, which was amended for terms both of principal repayment and maturity date (the “Note”). The Note was payable on a monthly interest only basis through to February 28, 2013. The Note was payable at a rate of 15.5% per annum until paid in full, plus any applicable default rate or late fees. The Note required a one-time principal payment to the lender on or before February 29, 2012, in the amount of $500,000. This was paid on schedule. In addition, if the Company paid certain amounts of principal before specific dates, the remainder of the principal amount would be deemed to be paid in full. Under this provision, the Company paid $225,000 prior to June 30, 2012, and as a result, the accrued balance outstanding (including an accrual for the debt premium) was extinguished.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through December 31, 2016. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. At June 30, 2013, the obligations under capital leases were $136,000 ($170,000 at December 31, 2012).

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of June 30, 2013, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 14 — CASUALTY LOSS

The Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of its premises as a result of a fire in 2010. Building, inventory and equipment were impaired or totally destroyed. The Company's insurers met immediate costs to replace or repair assets and income of $300,000 for actual and anticipated proceeds in excess of the net book value of assets lost was recognized in 2011.

The final amounts relating to the incident were included in the accompanying financial statements as follows: In the three month period ended March 31, 2012, the Company received a sum of €90,000 (approximately $121,000) and further settlements totalling €86,000 (approximately $114,000) were paid by the insurance company directly to suppliers. In July 2012, Company received €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption. The amount recognized in the Statement of Operations for both the three months and six months ended 2012 was $473,000. No sums were received or receivable during the three months or six months ended June 30, 2013.

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

The Company’s 2013 plan includes a continuation of the growth in the electronic devices segment and deeper penetration of U.S., European and North African markets for the sale of the Company’s communications equipment products. The Company’s management team believes that this growth can be achieved without a material increase in manpower or a significant increase in working capital. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with this flexibility means the Company is well positioned to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in the remainder of 2013.

Results of Operations

Overview

Company-wide there was a small (2%) decrease in sales in the first six months of 2013 compared with the same six months in 2012. This reflects a disappointing fall in sales in the electronic devices segment but a significant increase in sales from the French based communications company. Encouragingly, over the six month period the gross margin percentage increased in both segments and the net result was a $0.3 million increase in gross profit compared with the equivalent six months in 2012. Tight control of overhead costs which also benefited from the reduction of rent following the purchase of the Pascall property earlier this year, reduced operating expenses to $5.1 million (2012- $5.3 million) resulting in a $0.5 million reduction in the loss from continuing operations compared with the half year ended June 30, 2012. The loss before tax of $0.4 million compares with a loss in the same six months of 2012 of $0.25 million but the 2012 result was after reaping the benefit of $0.75 million of exceptional gains from insurance claims and early debt repayment discounts. If these exceptional gains are stripped away the improvement year on year is $0.6 million. The 2013 result was after charging severance costs of $34,000 in the U.S. communications business and $66,000 in the United Kingdom as the workforce was realigned with market place demands.

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

The steady escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries is encouraging and the order-book maintained by these companies shows no sign of diminishing, however, we continue to experience some uncertainty from customers over when they will schedule the delivery of these orders. The previously reported decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company’s synchronization and timing products and legacy network access products continues and this is hindering progress to increase sales at our U.S. communications business. International orders, including the strengthening return of orders from North Africa for the Company’s French Network Access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years and the local sales teams continue to work to counter the trend in the synchronization and timing products with a ramp up of the Company’s Network Access products in the United States although this remains slower than management planned.

Overall gross profit as a percentage of sales (“Gross Margin”) in the first half of 2013 showed an increase, over the first half of 2012 at 30.4% compared with 27.9%. This reflects the steady performance from the electronic devices segment of the business but also an improvement in the Gross Margin at both of the communications equipment companies including the U.S. based business where cost cutting measures have improved performance.

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Sales

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$4,636	$5,940	$(1,304)	(22.0)%
as % of net sales from continuing operations	57.3%	69.1%
Communications equipment	$3,461	$2,660	$801	30.1%
as % of net sales from continuing operations	42.7%	30.9%
Total net sales from continuing operations	$8,097	$8,600	$(503)	(5.8)%

Electronic Devices Segment

The fall in sales, compared with the buoyant results of previous quarters, within the electronic devices segment was disappointing. The Company’s contracts in both military sales and In-Flight Entertainment and Connectivity (“IFE&C”) are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events that are often outside the control of the Company. The combination of factors led to a fall in sales in this segment compared with the equivalent period in 2012. This was principally the result of lower sales of radio frequency products, temporary delay in order flow for a specific IFE&C product, a large product return, subsequently resolved, and to a lesser extent, because of the strength of the dollar against the British pound sterling. Sales in this segment are from the Company’s UK based companies and the weaker pound sterling results in a lower overall sales figure when translated in to US dollars. Sales in this segment are project driven and quarterly fluctuations inevitably follow if orders or shipments are re-scheduled by customers as frequently happens. The Company continues to see a strong order book in both IFE&C and military products and therefore expect sales to increase in the coming quarters.

Communications Equipment Segment

There was a 30% increase in net sales within the Company’s communications equipment segment in the second quarter of 2013 over the same period in 2012. The Company’s French communications equipment business unit constitutes the predominant part of this segment. Sales of our French Network Access products have continued to provide a solid backlog of orders which translated into sales in this quarter. This is project driven and therefore by its nature difficult to trend against prior periods. The backlog remains substantially higher than in previous years. The continuing decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for timing and synchronization products has resulted in weaker than hoped for sales in the United States but the company’s sales team are actively working to expand the market reach for the French access products into the United States.

Gross Profit

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$1,272	$1,661	$(389)	(23.4)%
as % of net sales from continuing operations	27.4%	28.0%
Communications equipment	$1,255	$734	$521	71.0%
as % of net sales from continuing operations	36.3%	27.6%
Total gross profit from continuing operations	$2,527	$2,395	$132	5.5%
Total gross margin from continuing operations	31.2%	27.8%

Electronic Devices Segment

The shortfall in sales in both IFE&C and Radio Frequency products in the quarter resulted in a lower gross profit overall. The gross margin percentage was consistent with prior periods but costs to complete on military projects have reduced our gross profit as we have taken these costs as they are incurred.

Communications Equipment Segment

The additional sales volume and the improved gross margin percentage in the Company’s French operations in the second quarter of 2013 compared with the comparable period in 2012 improved the overall gross profit. Sales volumes at our U.S. business unit continue to languish behind the margins and volumes achieved by the Company’s French subsidiary.

Operating Expenses

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$2,128	$2,253	$125	5.5%
as % of net sales from continuing operations	26.3%	26.2%
Engineering and product development	$324	$316	(8)	2.5%
as % of net sales from continuing operations	4.0%	3.7%
Total operating expenses from continuing operations	$2,452	$2,569	117	4.5%

Selling, general and administrative expenses

The Company continues to control costs tightly. The only location where costs increased was in the Company’s French subsidiary where the extra selling costs yielded an improvement in sales. Employment costs have been further reduced in our UK business as we align the skill set to the current market. Employment costs were reduced in the specific areas of IFE&C in response to current demand for the Company’s products.

Engineering and product development

Engineering and product development costs have remained broadly consistent with prior periods. A significant proportion of engineering and product development costs are captured in the cost of the related product for customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $136,000 for the second quarter of 2013 compared with $92,000 for the second quarter of 2012. The increase is chiefly attributable to interest on the new $2.1 million mortgage to purchase the property occupied by Pascall.

Other income and expense

The Company recorded the benefit of a $473,000 insurance claim under the “other expense” category in the second quarter of 2012. There is no comparable benefit in 2013.

Income tax expense

There was a charge for the three month and six month period to June 30, 2013 of $66,000 and $232,000, respectively. This compares with $125,000 and $238,000 for the equivalent periods in 2012. These sums are calculated on the basis of prevailing United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries. There are no taxable profits elsewhere in the group in the quarter or half-year.

Income from continuing operations

The net loss after tax from continuing operations was $100,000 in the second quarter of 2013. In comparable period of 2012, the Company benefited from an insurance claim and a gain from the early settlement discount from the finalization of a debt. If the 2012 results are adjusted for these two exceptional factors the loss from continuing operations would have been $370,000 which emphasizes the improvements made in the underlying business in the last twelve months

Comparison of the Six Months Ended June 30, 2013 and 2012

Net Sales

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$10,145	$11,356	$(1,211)	(10.7)%
as % of net sales from continuing operations	64.3%	70.4%
Communications equipment	$5,643	$4,783	$860	18.0%
as % of net sales from continuing operations	35.7%	29.6%
Total net sales from continuing operations	$15,788	$16,139	$(351)	(2.2)%

Electronic Devices Segment

The fall in sales within the electronic devices segment in the second quarter of 2013 was disappointing. The Company’s contracts in both military sales and IFE&C are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events which are often outside the control of the Company. The combination of factors led to an 11% fall in sales in this segment in the first half year of 2013 compared with the equivalent period in 2012. The major impact on sales in the year to date has been the shortfall in radio frequency product sales and the delay in a specific established IFE&C product. Management anticipates that the delayed products will be delivered within the next six months. The order book and backlog remain strong and the customer base is robust.

Communications Equipment Segment

The French portion of the Company’s communications equipment segment produced an outstanding performance for the first six months of 2013 increasing net sales by 23%. The United States market continues to be difficult with no sign of increased purchasing by telecommunications companies or the U.S. government specifically for timing and synchronization and legacy network access products. The Company’s French communications equipment business unit continues to see demand for its products and has a sales backlog of more than $1 million at June 30, 2013.

Gross Profit

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$2,893	$3,123	$(230)	(7.4)%
as % of net sales from continuing operations	28.5%	27.5%
Communications equipment	$1,911	$1,381	$530	38.4%
as % of net sales from continuing operations	33.9%	28.9%
Total gross profit from continuing operations	$4,804	$4,504	$300	6.7%
Total gross margin from continuing operations	30.4%	27.9%

Electronic Devices Segment

Despite the disappointing fall in sales within the Company’s UK operating companies the gross profit fell by only $230,000 to $2.9 million with an improved gross margin percentage compared with the first six months of 2012. The gross profit from military sales was consistent with the prior period with a slight improvement in the gross margin percentage.

Communications Equipment Segment

The communications equipment segment of the Company has traditionally been able to command higher gross margins for its products than the electronic devices segment. In France and territories served by the Company’s French business this held true in the first two quarters of 2013. This coupled with the increased sales resulted in an increase in gross margin of more than $300,000. The relatively weak demand for the network access products in the US market place has put pressure on the percentage margins in this territory but the gross margin for the first half of 2013 is still appreciably stronger than the comparable period in 2012 and consequently the Company’s U.S. based communications company improved its gross profit by $0.2 million.

Operating Expenses

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$4,478	$4,615	$137	3.0%
as % of net sales from continuing operations	28.4%	28.6%
Engineering and product development	$619	$655	$36	5.5%
as % of net sales from continuing operations	3.9%	4.1%
Total operating expenses from continuing operations	$5,097	$5,270	$173	3.3%

Selling, general and administrative expenses

Despite inflationary pressures, sales and administrative costs reduced by 3% in comparison to the same six month period in 2012 with over $100,000 of this saving stemming from cost reduction initiatives in the Company’s CXR Larus business in the United States. Corporate administrative costs also reduced by $160,000. The only significant increase in sales costs was in the Company’s French business where costs increased as a result of extra sales activity where sales were 23% up on the comparable six month period.

Engineering and product development

Engineering and product development costs were broadly static compared with the first six months of 2012. The niche nature of the Company’s electronic devices business means that engineering and product development costs are frequently captured in the cost of the related customer specific engineering.

Interest expense

Interest expense was $254,000 for the first half of 2013 compared to $183,000 for the first half of 2012. The 2013 charge reflects a monthly mortgage expense of $8,000 since the inception of the mortgage in February 2013.

Other income and expense

The insurance claim of $473,000 noted above was recorded as income in the second quarter of the six months ended June 30, 2012. This was the single largest element of the $405,000 credit that was recorded in this category in the half year. There is no comparable benefit in 2013.

Income tax expense

There was a charge for the six month period to June 30, 2013 of $232,000. This compares with $238,000 for the equivalent period in 2012. These sums are calculated on the basis of prevailing United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries. There are no taxable profits elsewhere in the group in the half year.

Loss from continuing operations after tax

The loss after tax from continuing operations was $628,000 in the second six months of 2013 compared to a loss from continuing operations of $484,000 in the second half of 2012. As noted above, the 2012 result was bolstered by $748,000 of ‘one-off’ non-operating income. If these two exceptional items are excluded from the comparison the improvement is $0.6 million.

Income from discontinued operations

As explained in note 3 to the Condensed Consolidated Financial Statements of this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. In the first half of 2011, this element of the Company’s operations contributed net sales of $326,000 and net income before tax of $101,000. ACC, another discontinued business contributed net income after tax of $305,000 in the first half of 2011. (The results of discontinued businesses have been removed from the results to enable full comparison of performance in the on-going business).

Net loss

The overall net loss from continuing operations in the first half of 2013 was $628,000 compared with a net loss of $493,000 in the first six months of 2012. The 2012 result is stated after recognizing the benefit of the gains on an insurance claim of $473,000 and a gain on the extinguishment of debt of $275,000. Without these one-off benefits the 2013 result is an improvement of $613,000. This reflects an improving performance from the communications segment of the business and a further reduction in corporate overhead.

Liquidity and Capital Resources

The Company closely monitors its liquidity. The items in the financial statements that are most relevant to on-going operations are working capital, cash generated from operating activities and cash available from financing activities. The Company also has a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. After recognizing the $2.1 million liability relating to the mortgage in the first quarter of 2013 and the cash payment of $0.5 million to pay for the building purchased for our Pascall subsidiary, the Company still retained cash of $1.2 million as of June 30, 2013. In addition, the Company met its obligation to repay $0.3 million of promissory notes in the first quarter of 2013. Net current assets less net current liabilities at June 30, 2013 were $5.7 million compared with $7.5 million as of December 31, 2012. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company’s order book. As of June 30, 2013, the Company had cash and cash equivalents of $1.2 million as compared with $1.5 million at December 31, 2012.

As of June 30, 2013, approximately 97% of the total $1.2 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that have been represented to the Company’s bankers as permanently reinvested and which the Company plans to use to support continuing growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect to generate more cash from operations through the remainder of 2013, as the Company translates its strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the substantial order book, the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending June 30, 2014, which will include the repayment of two additional tranches of the promissory notes of $300,000 each to the former shareholders of ACC.

Backlog

Our future book of shippable orders (the “Backlog”) was $24.1 million as of June 30, 2013, compared to $22.6 million as of December 31, 2012 and $27 million as of June 30, 2012. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of June 30, 2013, approximately 94% of our Backlog related to our electronic devices business, which have variable lead times for our manufacturing processes due to the custom nature of the products. Approximately $1.4 million of the Backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

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

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract under either a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty cost is recorded at the time revenue is recognized. The Company offers extended warranty contracts for an additional cost to its customers, which are recognized rat ably over the term of the extended warranty contract.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues, 96% of our total assets and 75% of the Company’s total liabilities as of and for the three months ended June 30, 2013. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $2.4 million were included as part of accumulated other comprehensive loss within the balance sheet at June 30, 2013. During the three months ended June 30, 2013, the Company included translation losses of $0.7 million under accumulated other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

The relevant rates at June 30, 2013 and 2012 and the average rate for the three months and six months ended June 30, 2013 and 2012 were:

	US $ equivalent
	2013	2012
Period end rate at June 30
£ Sterling	1.52	1.57
Euro	1.30	1.27

Average for the three month period ended 30 June
£ Sterling	1.54	1.58
Euro	1.31	1.28

Average for the six month period ended 30 June
£ Sterling	1.54	1.58
Euro	1.31	1.30

At December 31, 2012, £1 sterling was equal to $1.62 and 1 Euro was equal to $1.32

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2012 for goodwill in the electronic devices reporting unit. At June 30, 2013, the reported goodwill totalled $4.9 million, all of which related to the electronic devices reporting unit.

At June 30, 2013, the reported indefinite-lived assets totalled $0.36 million, all of which related to the electronic devices reporting unit

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The only derivative instruments held by the Company consist of forward purchases of U.S. Dollars but the amounts are not material. The Company does not engage in any other hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2013.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to the Consolidated Financial Statements.*(1)

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: August 14, 2013	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades,
Director of Finance

