Form 10-Q
period 2013-09-30
EMRISE Corp
filed 2013-11-14
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 12, 2013, there were 10,707,337 shares of the registrant’s common stock outstanding, each with a par value of $0.0033.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,150	$1,519
Accounts receivable, net of allowances for doubtful accounts of $68 at September 30, 2013 and $75 at December 31, 2012	5,370	6,784
Other receivables	—	—
Inventories, net	6,574	7,255
Current deferred tax assets	130	128
Prepaid and other current assets	809	1,138
Total current assets	14,033	16,824
Property, plant and equipment, net	3,868	973
Goodwill	5,169	5,146
Intangible assets other than goodwill, net	482	584
Deferred tax assets	59	59
Restricted cash	—	407
Other assets	413	405
Total assets	$24,024	$24,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,280	$2,970
Accrued expenses	3,887	3,759
Lines of credit	970	1,122
Current portion of long-term debt	991	942
Income taxes payable	152	307
Other current liabilities	276	274
Total current liabilities	8,556	9,374
Long-term debt	4,382	3,033
Other liabilities	887	896
Total liabilities	13,825	13,303
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,707,337 and 10,698,337 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	128	128
Additional paid-in capital	44,201	44,177
Accumulated deficit	(32,545)	(31,532)
Accumulated other comprehensive loss	(1,585)	(1,678)
Total stockholders’ equity	10,199	11,095
Total liabilities and stockholders’ equity	$24,024	$24,398

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$6,627	$8,235	$22,415	$24,374
Cost of sales	4,568	5,752	15,552	17,387
Gross profit	2,059	2,483	6,863	6,987
Operating expenses:
Selling, general and administrative	1,892	1,993	6,370	6,608
Engineering and product development	289	274	908	929
Total operating expenses	2,181	2,267	7,278	7,537
(Loss)/Income from operations	(122)	216	(415)	(550)
Other income (expense):
Interest income	21	11	65	34
Interest expense	(134)	(90)	(388)	(273)
Other, net	(162)	144	(55)	549
Gain on extinguishment of debt	—	—	—	275
Total other (expense)/income, net	(275)	65	(378)	585
(Loss)/Income/ before income taxes	(397)	281	(793)	35
Income tax (benefit)/expense	(12)	160	220	398
(Loss)/Income from continuing operations	(385)	121	(1,013)	(363)
(Loss)/Income from discontinued operations	—	—	—	(9)
Net (Loss)/Income	$(385)	$121	$(1,013)	$(372)
Foreign currency translation adjustment	$795	$277	$93	$422
Comprehensive Income/(Loss)	$410	$398	$(920)	$50

Weighted average shares outstanding
Basic	10,705	10,692	10,700	10,687
Diluted	10,705	10,692	10,700	10,687
(Loss)/Income per share
Basic
Continuing operations	$(0.04)	$0.01	$(0.09)	$(0.03)
Discontinued operations	$—	$—	$—	$0.00
Net (Loss)/income	$(0.04)	$0.01	$(0.09)	$(0.03)
Diluted
Continuing operations	$(0.04)	$0.01	$(0.09)	$(0.03)
Discontinued operations	$—	$—	$—	$—
Net (Loss)/Income	$(0.04)	$0.01	$(0.09)	$(0.03)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013)	$(372)
Adjustments to arrive at net loss from continuing operations	—	9
Net loss from continuing operations	$(1,013)	$(363)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	356	307
Provision for doubtful accounts	16	46
Provision for inventory reserve	208	511
Provision for warranty reserve	(25)	115
Deferred taxes	(173)	(30)
Loss on sale of assets	14	—
(Gain) on extinguishment of debt	—	(275)
Amortization of debt/(premium) discount	—	(45)
Stock-based compensation	24	11
Changes in assets and liabilities:
Accounts receivable	1,395	585
Inventories	484	(167)
Prepaid and other assets	323	692
Accounts payable and accrued expenses	(540)	(494)
Operating cash flow provided by/(used in) continuing operations	1,069	893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,988)	(225)
Release of restricted cash in escrow	405	—
Net proceeds from sale of discontinued operations	—	300
Net cash provided by/(used in) investing activities	(2,583)	75

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments)/borrowings from lines of credit	(202)	(120)
Building Mortgage	2,177	—
Repayments of long-term debt	(888)	(812)
Net cash provided by/(used in) financing activities	1,087	(932)
Effect of exchange rate changes on cash	58	259
Net increase/(decrease) in cash and cash equivalents	(369)	295
Cash and cash equivalents at beginning of period	1,519	805
Cash and cash equivalents at end of period	$1,150	$1,100

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$33	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the related interim periods ended September 30, 2013 and 2012. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013.

Comprehensive (Loss)/Income

Comprehensive (loss)/income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive loss, but excluded from net (loss)/income, as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive (loss)/income consists of foreign currency translation adjustments.

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

(Loss)/Income Per Share from Continuing Operations

Basic (loss)/income per share from continuing operations is computed by dividing net (loss)/income from continuing operations by the weighted average common shares outstanding during a period. Diluted (loss)/income per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. As a result of the losses from continuing operations incurred by the Company for the nine months ended September 30, 2013 and 2012, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted (loss)/income per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NUMERATOR:
Net (loss)/income	$(385)	$121	$(1,013)	$(372)
Less: (loss)/income from discontinued operations	—	—	—	(9)
Net (loss)/income from continuing operations	$(385)	$121	$(1,013)	$(363)
DENOMINATOR:
Basic weighted average common shares outstanding	10,705	10,692	10,700	10,687
Diluted weighted average common shares outstanding	10,705	10,692	10,700	10,687
Basic and diluted (loss)/income per share from continuing operations	$(0.04)	$0.01	$(0.09)	$(0.03)

The following table shows the common stock equivalents that were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of September 30, 2013	353,614	$0.55 – $7.50
As of September 30, 2012	513,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of September 30, 2013	-	-
As of September 30, 2012	8,000	$4.31

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

Electronic devices- The Company’s subsidiaries in England comprise the electronic devices segment of the business. Revenue recognition for products provided by the Company’s electronic devices subsidiaries depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until recognized over the term of the contract on a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Normally, these tests cover 100% of the units for dispatch. An estimate of warranty cost is recorded at the time revenue is recognized. The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced. For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are not considered to be material to the overall financial results.

Foreign Currency Instruments

The Company evaluates the impact of currency fluctuations on a periodic basis and, from time to time, participates in currency hedging activities when the need arises. There were no hedging instruments in place during or at the end of nine month period ended September 30, 2013. The Company currently uses foreign currency forward contracts, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. The Company adjusts the value of the hedging instruments at the end of the reporting period to reflect the market value of the instrument.

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds TSB which extends to August 2016, a 20 year mortgage of $2.2 million also with Lloyds TSB, and has issued promissory notes to the former shareholders of ACC, a business purchased by the Company in 2008, with a balance outstanding of $2.3 million on which the final payment is not due until December 2014. The UK term loan from Lloyds TSB has a covenant that links to the net worth of the Company. Further details of these borrowings are set out in the notes below. Management is evaluating and discussing options surrounding the refinancing of the promissory notes that are due to be redeemed in December 2014 and expects to reach a satisfactory solution.

NOTE 3 — DISCONTINUED OPERATIONS

Test Product Line

During the fourth quarter of 2011, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, committed to the sale of certain assets relating solely to the CXR Larus product line of telecommunications test equipment (the “Test Product Line”). The sale of these assets was completed on February 7, 2012. The Test Product Line was previously included in the Company’s communications equipment segment and was accounted for as an asset held for sale as of December 31, 2011. The amount of loss recognized on the sale during the nine months ended September 30, 2012 was $9,000.

There were no test equipment assets or liabilities remaining at September 30, 2012 or 2013.

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

Total stock-based compensation expense, for restricted stock issued under the 2007 Stock Incentive Plan, included in wages, salaries and related costs was $1,500 and $4,500 for the three months and nine months ended September 30, 2013 respectively. The charges for the three months and nine months ended September 30, 2012 were $2,000 and $11,000 respectively. The restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Company’s Board of Directors. These compensation expenses were charged to selling, general and administrative expenses. The charge for compensation expense related to stock option grants to an officer of the Company for the three months and nine months ended September 30, 2013 was $4,000 and $19,000 respectively. The cost of this stock option grant has been charged to administration costs. There were no comparable charges for the three months and nine months ended September 30, 2012. As of September 30, 2013, the Company had no unrecognized compensation expense relating to stock option grants.

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Electronic devices	$4,905	$6,124	$15,050	$17,480
Communications equipment	1,722	2,111	7,365	6,894
Total net sales	$6,627	$8,235	$22,415	$24,374
Operating (loss)/income
Electronic devices	$679	$942	$1,666	$2,289
Communications equipment	(232)	(72)	(166)	(550)
Corporate and other	(569)	(654)	(1,915)	(2,289)
Total operating (loss)/income	$(122)	$216	$(415)	$(550)

	September 30, 2013	December 31, 2012
Total assets
Electronic devices	$18,721	$17,222
Communications equipment	5,136	7,018
Corporate and other	167	158
Total assets	$24,024	$24,398

NOTE 6 — INVENTORIES

Inventories are stated net of reserves, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Gross Inventory
Raw materials	$6,386	$6,369
Work-in-process	1,980	1,989
Finished goods	2,880	3,361
Total gross inventories	$11,246	$11,719

Inventory Reserve
Raw materials	$3,116	$2,986
Work-in-process	451	389
Finished goods	1,105	1,089
Total reserve	$4,672	$4,464

Net Inventory
Raw materials	$3,270	$3,383
Work-in-process	1,529	1,600
Finished goods	1,775	2,272
Total net inventories	$6,574	$7,255

NOTE 7 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectable accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. One customer accounted for 24% of total sales in the nine months to September 30, 2013, and this customer accounted for 9.8% of total accounts receivable at the period end. The same customer accounted for 39% of total sales in the three months ended September 30, 2013. No single customer represented ten percent or more of the Company’s total net sales during the three or nine months ended September 30, 2012. There was no single customer that accounted for more than ten percent of the net accounts receivable at December 31, 2012.

The following table reflects the changes in the Company’s doubtful accounts reserve during the nine months ended September 30, (in thousands):

	2013	2012
Balance at beginning of period	$75	$123
Additional provision for nine months	16	5
Recoveries	(12)	(33)
Accounts receivable written off	(13)	(19)
Foreign currency translation	2	1
Balance at end of period	$68	$77

The doubtful debts charge against income for the three months ended September 30, 2013 was $17,000 (2012- credit $9,000).

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

On March 4, 2013, the Company purchased the property occupied by its UK subsidiary Pascall, which it previously occupied through a lease. The lease had been due to expire in 2016. The cost of the property was £1.8 million (approximately $2.9 million at the rate of exchange prevailing at September 30, 2013). In order to finance this purchase the Company secured a new 20 year loan from Lloyds TSB plc for £1.4 million (approximately $2.3 million) at an annual rate of interest fixed at 4.8% for 15 years. Thereafter, the interest reverts to a rate linked to the London Inter-bank lending rate. The balance of the purchase price of $0.6 million was financed using the Company’s cash.

The depreciation charge for the Company’s property, plant and equipment for the three months ended September 30, 2013 was $118,000 and the charge for the nine months ended September 30, 2013 was $356,000. The charge for the three and nine months ended September 30, 2012 was $104,000 and $307,000, respectively.

NOTE 9 — GOODWILL

The following table reflects changes in goodwill balances for the nine months ended September 30, (in thousands):

	2013	2012
Balance at December 31	$5,146	4,970
Foreign currency translation	23	62
Balance at September 30	$5,169	5,032

The goodwill all relates to the electronic devices segment of the business.

NOTE 10 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects the changes in intangible asset (other than goodwill) balances, for the nine months ended September 30, (in thousands):

	2013	2012
Balance at December 31,	$584	838
Amortization	(102)	(102)
Balance at September 30,	$482	736

The intangible assets constitute trademarks, trade names and technology acquired. The amortization charge for the three months ended September 30, 2013 was $34,000 and the charge for nine months ended September 30, 2013 was $102,000. The charge for the three and nine months ended September 30, 2012 was also $34,000 and $102,000, respectively.

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

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 23.25% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States. The tax benefit for income taxes of $12,000 recorded for the three months ended September 30, 2013 included a credit of $90,000 in relation to a revised 2011 claim for research and development tax credits. The tax charges for the nine months ended September 30, 2013 of $220,000 and for the three and nine months ended September 2012 of $160,000 and $398,000, respectively, are entirely attributable to the taxable profits generated by the Company’s U.K. subsidiaries.

The Company’s business is subject to regulations under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. The majority of the earnings and profits of the Company’s foreign subsidiaries are deemed to have been distributed to the United States, with the exception of undistributed earnings of approximately $1 million which have not been taxed in the U.S. and which are deemed to have been reinvested indefinitely outside the United States. These earnings will continue to be indefinitely reinvested but could become subject to an additional tax charge if they were remitted as dividends or were loaned to the Company. No deferred taxes have been provided on these earnings.

Under the terms of the promissory notes described in Note 12, the Company’s foreign subsidiaries have issued guarantees on U.S. credit facilities and, as a result, under Section 956 of the Internal Revenue Code, have been deemed to have distributed some of their earnings to fund U.S. operations. Further, certain of the Company’s foreign subsidiaries have advanced cash funds to the U.S. entities to meet cash needs. This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through the utilization of available net operating loss carry-forwards and foreign tax credits. The Company had federal net operating loss carry-forwards of approximately $ 14.5 million as of December 31, 2012 which will expire at various dates beginning 2013 through 2042. The use of the net operating carry-forwards for state tax purposes is governed by rules specific to each state.

As of September 30, 2013, the Company had not recorded any net unrecognized tax benefits. The Company currently has no material open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months or nine months ended September 30, 2013 or 2012. As of September 30, 2013, the Company had no accrual for interest or penalties.

The Company remains subject to United States federal and state tax examinations for years 2009 to 2012, is subject to tax examinations for the United Kingdom for 2012, and is subject to tax examinations in France for years 2011 and 2012. The Company has made full provisions for estimated tax in these years.

NOTE 12 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

Lines of credit	September 30, 2013	December 31, 2012
Lloyds TSB Commercial Finance	885	37
FACTOCIC	85	964
Bridge Bank	-	121
Lines of credit	$970	$1,122

Long-term debt	September 30, 2013	December 31, 2012
Lloyds TSB term loan	755	928
Lloyds Mortgage	2,224	-
Promissory notes payable	2,277	2,877
Capital leases obligations	117	170
	5,373	3,975
Current portion of long-term debt	(991)	(942)
Long-term debt	$4,382	$3,033

All amounts are in $ thousands

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on September 30, 2013), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (0.5% at September 30, 2013) plus 2.5% on the outstanding balance which is paid monthly. As of September 30, 2013, outstanding borrowings under the Receivable Finance Agreements were $885,000.

The agreement is renewable annually and was last renewed at September 30, 2013 for a further twelve months.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. There is no renewal date but three months notice is required on either side to vary or terminate the agreement. As of September 30, 2013, CXR AJ had $85,000 of outstanding borrowings under the CIC Agreement.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement, dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate (currently 3.25%) plus 3.25%. To secure Bridge Bank’s obligations, Bridge Bank was granted continuing security interest in certain collateral of CXR Larus. The Company guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty, dated as of October 22, 2010 and effective as of November 15, 2010. As of September 30, 2013, CXR Larus had no borrowings under the Business Financing Agreement. The Company closed its facility with Bridge Bank as at September 30, 2013.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As a condition to issuing the Lloyds Term Loan, each of the two operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each subsidiary’s name. The funds were to be held in escrow through to September 2012 at which time, Lloyds Bank could review and either renew or release the funds. Since the timing of release of the restricted funds was uncertain and Lloyds Bank was allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) was included in the accompanying balance sheet as a non-current asset at December 31, 2012. Since that date the sum has been released and was utilized as partial payment for the purchase of a freehold property housing the production and administrative facility of Pascall. The Lloyds Term Loan bears interest at a fixed rate of 4.75% over the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing, per annum. Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing. Monthly repayments of Principal are £12,500 ($20,000 per month based on the exchange rate prevailing at September 30, 2013). The Lloyds Term Loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2012 of not less than £4,400,000 and shall increase annually by not less than £200,000. The Lloyds Term Loan was funded on August 30, 2011 and will be fully paid-off by August 30, 2016. As of September 30, 2013, £467,000 (or $755,000 based on the exchange rate at September 30, 2013) was outstanding under the Lloyds Term Loan.

Lloyds Bank Mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.1 million at the rate of exchange on September 30, 2013) to purchase the property occupied by Pascall. This mortgage is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.3 million and $0.5 million using the exchange rate at September 30, 2013). At December 31, 2012, the net worth of EEL, as defined by the loan agreement, was £5.1 million and the profit for the year ended December 31, 2012 was £1 million. As at September 30, 2013, the loan balance outstanding was $2.2 million. The carrying cost of the property is $3.1 million.

Promissory Notes Payable

The promissory notes are subordinated contingent promissory notes, which were originally issued to the formers owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes are subordinated to the term loan from Lloyds TSB described above. Since the notes were issued there have been various amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal ( 3.25% at September 30, 2013) plus 4% (previously prime rate plus 1%) and mature on December 15, 2014 (the ’‘Maturity Date’’) (previously August 31, 2013). Interest is payable quarterly through to the Maturity Date. Principal payments commenced on January 15, 2013 in the amount of $0.3 million and a further sum of $0.3 million was paid on September 15, 2013. Further payments of principal amounting to $0.3 million are payable on each of March 15, 2014, and September 15, 2014. The outstanding principal balance of $1.7 million is due at the Maturity Date. As of September 30, 2013, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,277,000.

Capital Leases Obligations

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through December 31, 2016. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. At September 30, 2013, the obligations under capital leases were $117,000 ($170,000 at December 31, 2012).

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

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs that are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company adopts Level 2 inputs to establish the carrying value of its assets and liabilities. Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of September 30, 2013, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

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

The final amounts relating to the incident were included in the accompanying financial statements as follows: In the three month period ended March 31, 2012, the Company received a sum of €90,000 (approximately $121,000) and further settlements totaling €86,000 (approximately $114,000) were paid by the insurance company directly to suppliers. In July 2012, the Company received €250,000 (approximately $331,000) and an additional amount of €139,000 (approximately $175,000) in respect of business interruption. The amount recognized in the Statement of Operations for the nine months ended September 30, 2012 was $473,000. No sums were received or receivable during the three months or nine months ended September 30, 2013.

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

Plan of Operation

The Company has a rolling three-year strategic plan which is reviewed and updated annually. This plan details the opportunities for and the strengths of, our two business segments and addresses how management intends to exploit these. Detailed financial budgets covering income statements, cash flows and capital expenditure plans supported by existing backlog data and sales forecasts, which are linked to incentive plans, are produced annually by each subsidiary. The consolidated projections are critically reviewed, discussed and approved by the Company’s management team and by the Company’s board of directors (the “Board”).

The Company’s 2013 plan includes continued sales in the electronic devices segment and deeper penetration of U.S., European and North African markets for the sale of the Company’s communications equipment products. The Company’s management team will adjust resources according to demand for the Company’s products. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with this flexibility means the Company is well positioned to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in the remainder of 2013 and forthcoming years.

Results of Operations

Overview

Overall net sales decreased by 20% in the third quarter of 2013 compared to the third quarter of 2012. This reduction reflects delays in the delivery of in-flight entertainment products instigated by customers deferring deliveries. The Company believes this is a short-term deferral because orders have not been cancelled and new orders continue to be received. Sales in the communications equipment business segment also slowed after strong growth in the first half of the year.

Company-wide there was an 8% decrease in sales in the first nine months of 2013 compared with the same nine month period in 2012. With the project nature of the Company’s business, it is difficult to compare prior periods as projects do not always repeat year on year. This reflects a fall in sales in the electronic devices segment offset to a modest degree by an increase in sales from the French based communications company where one particular order in the first half of 2013 enhanced the sales figures for the year to date. In particular within the electronic devices segment, sales in Radio Frequency products have slowed substantially this year, due to project timing, but orders in this area have exceeded the prior year by 68%.

Overall gross profit as a percentage of sales (“gross margin”) in the third quarter of 2013 was 31%. This showed a small but significant increase over the comparable period in 2012 which was 30% and this was also ahead of the 30% gross margin achieved in the first half of 2013. The Company pursues a policy of only taking on orders where it is anticipated that the gross margin percentage will be acceptable and encouragingly, over the nine-month period the gross margin percentage has increased in both segments. However the fall in turnover, which has been heavily influenced by delays determined by the Company’s customers in the In-flight entertainment and connectivity segment, has resulted in a small (1.8%) fall in gross profit in terms of US dollars compared with the equivalent nine months in 2012.

Tight control of overhead costs, which benefited from the reduction of rent following the purchase of the Pascall property earlier this year, reduced operating expenses to $7.3 million (2012- $7.5 million) resulting in a $0.135 million reduction in the loss from continuing operations compared with the nine months ended September 30, 2012. The loss after tax of $1.0 million compares with a loss in the equivalent nine months of 2012 of $0.4 million but the 2012 result was after reaping the benefit of $0.5 million of exceptional gains from insurance claims and $0.25 million early debt repayment discounts. If these exceptional gains are stripped away there is an improvement year on year of $0.1 million. The 2013 result is after charging severance costs of $0.034 million in the U.S. communications business and $0.066 million in the United Kingdom as the workforce was realigned with market place demands.

The unique product specifications of our customers, which is a feature of most of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates. This makes revenues and gross profit difficult to forecast and comparability of results between periods very sensitive to fluctuations influenced by specific large orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides an insight into potential shipments and revenues.

Despite the temporary dip in deliveries, the continuing demand for the electronic devices products produced by the Company’s UK subsidiaries for civil aerospace market is encouraging and the order-book maintained by these companies shows no sign of diminishing, however, the Company continues to experience some uncertainty from customers over when they will schedule the delivery of these orders. The previously reported decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company’s synchronization and timing products and legacy network access products continues and this is hindering progress to increase sales at our U.S. communications business. Local sales teams continue to work to counter the fall in demand for synchronization and timing products with a ramp up of the Company’s network access products in the United States. International orders, including the strengthening of demand from North Africa for the Company’s French network access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years.

The following is a detailed discussion of our results of operations by business segment. As a result of the sale of the CXR Larus Test Product Line business in February 2012, for purposes of the following discussion and analysis, the CXR Larus Test Product Line has been removed from the prior period comparisons.

For the Three Months Ended September 30, 2013 and 2012

Net Sales

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$4,905	$6,124	$(1,219)	(19.9)%
as % of net sales from continuing operations	74.0%	74.4%
Communications equipment	$1,722	$2,111	$(389)	(18.4)%
as % of net sales from continuing operations	26.0%	25.6%
Total net sales from continuing operations	$6,627	$8,235	$(1,608)	(19.5)%

Electronic Devices Segment

Sales in the electronic devices segment of the Company fell short of expectation principally as a result of delayed receipt of anticipated customer orders and a deferral of deliveries by key customers of In-Flight Entertainment and Connectivity (“IFE&C”) products combined with a substantial decrease in shipments of radio frequency products due to delays in project procurement. The Company’s contracts in both military sales and IFE&C sales are project driven and the timing of these contracts is dependent on other contractors, external testing and other specific events that are often outside the control of the Company. Inevitably quarterly fluctuations follow if orders or shipments are re-scheduled by customers and this is what happened in the quarter.

Management is encouraged by the order intake and expects the sales that have been deferred to be produced and delivered across the next six months. The translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty and timing of customer shipments can change due to the customized nature of our electronic devices business but management actively monitors the Company’s exposure to this exchange risk.

Despite the disappointing sales figures for the quarter, the Company continues to see a strong order book for engineering, design and production of electronic devices and the market outlook remains positive.

Communications Equipment Segment

There was an 18% decrease in sales within the Company’s communications equipment segment in the third quarter of 2013 compared with the same period in 2012. This decrease comes after a strong first half year in 2013. The Company’s two business units in this segment, located in France and the United States, both suffered a downturn in the quarter. There was a continuing weakness in infrastructure spending in the United States by telecommunications companies and by the U.S. government specifically for timing and synchronization products. Conversely, in Europe and North Africa sales of our French network access products remain relatively strong, though lower than the third quarter of 2012. The order book for our French communications unit is remains higher than in previous years and we expect this backlog of orders to drive a stronger performance in the fourth quarter of 2013.

Gross Profit

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$1,552	$1,819	$(267)	(14.7)%
as % of net sales from continuing operations	31.6%	29.7%
Communications equipment	$507	$664	$(157)	(23.6)%
as % of net sales from continuing operations	29.4%	31.5%
Total gross profit from continuing operations	$2,059	$2,483	$(424)	(17.1)%
Total gross margin from continuing operations	31.1%	30.2%

The lower sales volumes resulted in a reduction in gross profit across both the electronic devices and communications segments of the business. There was a two-percentage point improvement in the gross margin percentage in the electronic devices segment reflecting the product mix where a greater proportion of military sales offset the overall decline in volume in the commercial aerospace sector.

Electronic Devices Segment

The gross profit generated by the electronic devices segment declined by $267,000 in the three months ended September 30, 2013 compared with the equivalent period in 2012. The result reflected the lower sales volumes.

Communications Equipment Segment

The lower gross margin percentage coupled with the fall in sales in the third quarter of 2013 resulted in a gross profit that was $157,000 lower than the comparable three month period in 2012. The gross margin percentage in the Company’s French operations remained strong at 32.7% but weak sales and provisions against inventory in the U.S operations pulled down the combined margin for this segment of the business.

Operating Expenses

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$1,892	$1,993	$101	5.1%
as % of net sales from continuing operations	28.5%	24.2%
Engineering and product development	$289	$274	(15)	(5.5)%
as % of net sales from continuing operations	4.4%	3.3%
Total operating expenses from continuing operations	$2,181	$2,267	86	3.8%

Selling, general and administrative expenses

The Company continues to keep tight control over costs yielding savings of $86,000 in the third quarter of 2013 compared with in the equivalent three-month period in 2012.

Engineering and product development

Engineering and product development costs remained relatively constant in dollar terms. This reflects the policy of absorbing much of this cost in the related product as the balance of costs incurred has shifted from product development in our communication equipment business to customer specific engineering in our electronic devices segment.

Interest expense

Interest expense was $134,000 for the third quarter of 2013 compared with $90,000 for the third quarter of 2012. The increase is partially attributable to interest of $8,000 per month on the $2.1 million mortgage to purchase the property occupied by Pascall.

Other (expense)/income

The Company recorded a charge of $162,000 under the “other expense’’ category in the third quarter of 2013 compared to a credit of $144,000 in the third quarter of 2012. The dollar weakened against the British pound sterling in the three month period ended September 30, 2013 from 1.52 to 1.62 dollars to the British pound sterling. The resultant realized exchange loss includes foreign transaction losses of $169,000 that settled in the three month period ending September 30, 2013, due to the dollar weakening against the British pound sterling. The benefit recorded in the comparable period in 2012 included an exchange gain of $55,000 but was also attributable to the write off of a reserve amount totaling $89,000, which represented a reserve on a derivative instrument that was acquired in 2005 in connection with the acquisition of one of the Company’s UK based companies.

Income tax expense

There was an income tax benefit for the three month and an income tax expense for the nine month period ended September 30, 2013 of $12,000 and $220,000, respectively. This compares with $160,000 and $398,000 for the equivalent periods in 2012. These sums are calculated on the basis of prevailing United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries. The credit in the three month period ended September 30, 2013 includes a successful claim of $90,000 for tax allowances at one of the United Kingdom subsidiaries in respect of prior years. There were no taxable profits outside the United Kingdom in the quarter or nine month period.

Loss from continuing operations

The net loss after tax from continuing operations in the third quarter of 2013 was $385,000. This loss includes an exchange loss of $162,000. Without this translation difference the loss would have been $223,000. In the equivalent three month period in 2012 there was a translation gain of $144,000 and also a $89,000 gain as the result of the release of a reserve against a derivative that dated back to 2005. If the 2012 income is adjusted to exclude the benefit of these two factors the resulting loss would have been $112,000.

For the Nine Months Ended September 30, 2013 and 2012

Net Sales

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$15,050	$17,480	$(2,430)	(13.9)%
as % of net sales from continuing operations	67.1%	71.7%
Communications equipment	$7,365	$6,894	$471	6.8%
as % of net sales from continuing operations	32.9%	28.3%
Total net sales from continuing operations	$22,415	$24,374	$(1,959)	(8.0)%

Electronic Devices Segment

The Company’s contracts in both military sales and IFE&C are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events which are often outside the control of the Company. The weak sales for commercial aerospace IFE&C products in the third quarter due to customer induced delays has impacted on the nine month figures in comparison with 2012 although by far the largest impact is attributable to the weaker radio frequency product sales across the whole nine month period. The Company has continued to experience strong order demand for its both IFE&C and military product, including radio frequency products (for which demand is higher than the comparable period in 2012) but suffers when customers delay production. The order book for both IFE&C and radio frequency products remains strong and the customer base robust.

Communications Equipment Segment

The French portion of the Company’s communications equipment segment has produced a strong sales performance for the year to date albeit slowing in the third quarter of the year. Demand for the Company’s products in Europe and Africa have consistently exceeded the comparable period in 2012. The United States market continues to be difficult with no sign of increased purchasing by telecommunications companies or the U.S. government specifically for timing and synchronization and legacy network access products. The Company’s French communications equipment business unit continues to see demand for its products increase with sales order backlog totaling $1.7 million as of September 30, 2013.

Gross Profit

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$4,446	$4,942	$(496)	(10.0)%
as % of net sales from continuing operations	29.5%	28.3%
Communications equipment	$2,417	$2,045	$372	18.2%
as % of net sales from continuing operations	32.8%	29.7%
Total gross profit from continuing operations	$6,863	$6,987	$(124)	(1.8)%
Total gross margin from continuing operations	30.6%	28.7%

Electronic Devices Segment

Although the overall gross profit fell in the nine months ended September 30, 2013 compared with the equivalent period in 2012, the gross margin percentage rose reflecting the accounting recognition of profits from projects nearing completion. The improved gross margin also reflects the sales mix and the efficiency through absorption of overheads on engineering projects.

Communications Equipment Segment

The communications equipment segment of the Company has traditionally been able to command higher gross margins for its products than the electronic devices segment. In France and territories served by the Company’s French business this generally held true in the first three quarters of 2013 albeit that one significant contract yielded an appreciably lower margin. This coupled with the increased sales resulted in an increase in gross profit of more than $350,000. The relatively weak demand for the network access products in the US market place has put pressure on the percentage margins in this territory but the gross margin for the first nine months of 2013 is still appreciably stronger than the comparable period in 2012 and consequently, the Company’s U.S. based communications company also improved its gross profit by $150,000.

Operating Expenses

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$6,370	$6,608	$238	3.6%
as % of net sales from continuing operations	28.4%	27.1%
Engineering and product development	$908	$929	$21	2.3%
as % of net sales from continuing operations	4.1%	3.8%
Total operating expenses from continuing operations	$7,278	$7,537	$259	3.4%

Selling, general and administrative expenses

Despite inflationary pressures, sales and administrative costs reduced by 3% in comparison to the equivalent nine month period in 2012 with $200,000 of this saving stemming from cost reduction initiatives in the Company’s CXR Larus business in the United States following the reduction in manpower and refocusing of that business earlier in the year. The Company continues to reduce overhead costs wherever it is expedient to do so and corporate administrative costs reduced by 9% in the period. The only company in the group where sales costs increased was in the Company’s French business where costs increased as a result of extra sales activity generating sales volumes up 13% on the comparable nine month period.

Engineering and product development

Engineering and product development costs in the nine months ended September 30, 2013, were broadly static compared with the first nine months of 2012. The custom nature of the Company’s electronic devices business means that engineering and product development costs are frequently captured in the cost of the related customer specific engineering.

Interest expense

Interest expense was $388,000 for the first nine months of 2013 which compares with $273,000 for the equivalent period of 2012. This includes the additional interest cost attributable to the mortgage for the building at Pascall which in 2012 and previous years had been rented.

Other (expense)/income

The expense recognized under this heading for the nine months ended September 30, 2013 was $378,000 as compared to net other income of $585,000 recorded for the equivalent nine month period in 2012. The 2012 income includes the receipt of insurance claims of $473,000 and an $89,000 benefit from the release of a provision against a currency derivative. There were no similar sources of income in 2013 to bolster the results.

Gain on extinguishment of debt

Under the terms of the debt with PEM, the Company was eligible for a discount of $275,000 if the loan was repaid prior to June 30, 2012. The debt was eliminated within the permitted timescale and the Company was therefore able to record the discount of $275,000 as income in the nine months ended September 30, 2012. There was no comparable income in 2013.

Income tax expense

There was a charge for the nine month period ended September 30, 2013 of $220,000 as compared to a charge in the comparable period of 2012 of $398,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries. There are no tax liabilities elsewhere in the group in the nine months.

Loss from continuing operations

The net loss from continuing operations was $1,013,000 in the initial nine months of 2013 compared to a loss from continuing operations of $363,000 in the same period of 2012. The 2012 result included a gain of $275,000 on the extinguishment of a debt with PEM, a write off of a reserve for a derivative contract of $89,000 and a non-recurring insurance receipt of $473,000 in France. If these one-off gains are excluded from the figures the 2013 loss of $1,013,000 would be comparable with a loss for 2012 of $1,200,000.

Income from discontinued operations

As explained in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q, the Company concluded the sale of the assets of its CXR Larus Test Product Line in February 2012. This resulted in a loss of $9,000. The result of this discontinued business has been disclosed separately to enable full comparison of performance in the ongoing business.

Net loss

The net loss for the for the first nine months of 2013 was $1,013,000 and the net loss for the nine months ended September 30, 2012 was $372,000. The net loss for 2012 included benefit of the gains on an insurance claim of $473,000 and a gain on the extinguishment of debt of $275,000. Without these one-off benefits the 2013 result is an improvement of $98,000. This reflects an improving performance from the communications segment of the business and a further reduction in corporate overhead.

Liquidity and Capital Resources

The Company closely monitors its liquidity. The items in the financial statements that are most relevant to on-going operations are working capital, cash generated from operating activities and cash available from financing activities. The Company also has a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. After recognizing the $2.1 million liability relating to the mortgage in the first quarter of 2013 and the cash payment of $0.5 million to pay for the building purchased for our Pascall subsidiary, the Company still retained cash of $1.15 million as of September 30, 2013. In addition, the Company met its obligation to repay $0.3 million of promissory notes in each of the first and third quarter of 2013. Net current assets less net current liabilities at September 30, 2013 were $5.5 million compared with $7.5 million as of December 31, 2012 but this reflects the purchase of the Pascall property and the debt repayment out of cash generated from operations. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company’s order book. As of September 30, 2013, the Company had cash and cash equivalents of $1.15 million as compared with $1.5 million at December 31, 2012.

As of September 30, 2013, approximately 84% of the total $1.15 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that have been represented to the Company’s bankers as permanently reinvested and which the Company plans to use to support continuing growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations. There are no tax liabilities arising from the repatriation of cash from foreign subsidiaries to the U.S. for the year to date. In addition, the Company has significant U.S. tax losses brought forward that will be sufficient to offset any U.S. tax liability arising from U.S. trading operations for the foreseeable future.

The Company expects to generate more cash from operations through the remainder of 2013, as the subsidiaries deliver the shipments deferred from the third quarter and translate the Company’s strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. The Company recognizes that cash flow will continue to be challenging throughout 2014 but will control its working capital tightly. The ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the substantial order book, the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. The Company continually monitors its need to invest in engineering and personnel to support such growth but it does not currently foresee any need to increase the headcount. There are no significant capital expenditure plans that will require funding from current working capital. Management has been evaluating and discussing the options surrounding the refinancing of the promissory notes scheduled for repayment in December 2014 and expects to be able reach a satisfactory solution.

Backlog

Our future book of shippable orders (the “Backlog”) was $23.1 million as of September 30, 2013, compared to $22.6 million as of December 31, 2012 and $26.8 million as of September 30, 2012. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of September 30, 2013, approximately 92% of our Backlog is related to our electronic devices business which have variable lead times for our manufacturing processes due to the custom nature of the products. Approximately $1.9 million of the Backlog is related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues, 95% of the Company’s total assets and 75% of the Company’s total liabilities as of and for the nine months ended September 30, 2013. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $1.6 million were included as part of accumulated other comprehensive loss within the balance sheet at September 30, 2013. During the three and nine months ended September 30, 2013, the Company included translation gains of $795,000 and $93,000 respectively in other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those recorded for these periods.

The relevant rates at September 30, 2013 and 2012 and the average rate for the three months and nine months ended September 30, 2013 and 2012 were:

	US $ equivalent
	2013	2012
Period end rate at September 30
£ Sterling	1.62	1.62
Euro	1.35	1.29

Average for the three month period ended September 30
£ Sterling	1.55	1.58
Euro	1.32	1.25

Average for the nine month period ended September 30
£ Sterling	1.55	1.59
Euro	1.32	1.28

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2012 for goodwill in the electronic devices reporting unit. At September 30, 2013, the reported goodwill totaled $5.2 million, all of which related to the electronic devices reporting unit.

At September 30, 2013, the reported indefinite-lived assets totaled $0.1 million, all of which related to the electronic devices reporting unit.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to the Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: November 14, 2013	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades,
Director of Finance

