Form 10-K
period 2013-12-31
EMRISE Corp
filed 2014-04-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway,
Durham, NC 27713

(Address of principal executive offices)

(919) 806-4722

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0. 0.0033 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the $0.50 closing sale price of such stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,995,000. The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, par value $0.0033 per share, as of April 14, 2014, was 10,719,337.

Documents Incorporated By Reference: None.

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets electronic devices, sub-systems and equipment for aerospace, defense, industrial and communications markets. Our products perform key functions such as power supply and power conversion; radio frequency (“RF”) and microwave signal conditioning; and network access and timing and synchronization of communications networks. We conduct our business through two operating segments: electronic devices and communications equipment. Our two electronic devices segment business units, XCEL Power Systems Ltd. (“XPS”) and Pascall Electronics Limited (“PEL”), are located in the UK (United Kingdom). Our two communications equipment business units, CXR Larus Corporation (“CXR Larus”) and CXR Anderson-Jacobson (“CXR AJ”), are located in the United States and France, respectively. During 2013, our electronic devices segment contributed approximately 68% of overall net sales, while the communications segment contributed approximately 32% of overall net sales. EMRISE serves the worldwide base of customers it has built, primarily in North America, Europe, North Africa and Asia.

Electronic Devices

Within our electronic devices segment, we produce a range of power systems, RF and microwave devices, and sub-system assemblies. The following is a description of the major product categories within this segment:

●	Power Systems. Our power systems business is comprised of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments. These products are used predominately in the defense, commercial aerospace, industrial, and communications markets.

●	RF and Microwave Devices. Our RF and microwave devices business is comprised of RF and microwave devices, including frequency control products, together with custom integrated assemblies and sub-systems. These products are used in applications that include communications, air traffic control, navigation and location equipment, radar and signal jamming devices, and weather radar, among others.

●	Sub-system Assemblies. Our sub-system assemblies business consists of the design and manufacture of assemblies that incorporate our own products from the other two categories combined with third-party equipment and devices into a completed unit.

The electronic devices segment is primarily “project” driven, with the majority of revenues being derived from custom products with long development cycles, long life cycles and high barriers to entry. Manufacturing and testing is performed in-house or through sub-contract manufacturers. Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and Civil Aerospace systems such as in-flight entertainment and connectivity (“IFE&C”) systems - such as applications for mobile phone, Wi-Fi internet communications and on-board satellite and broadcast TV - which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Strategy and Business Developments

During 2013 we renewed our focus on our existing operations and developed a plan for growth for those operations. These steps, coupled with the significant reduction in debt service requirements and rigorous control of overheads, helped us achieve an improvement in our results of operations during the year and placed the Company in a stronger position to exploit opportunities during 2014 and subsequent years. Early in 2013, we appointed a new general manager for our largest subsidiary, with the intention of expanding the electronic devices business, which could lead to enhanced levels of financial performance.

In March 2013, we purchased the building that is occupied by PEL. The cost was $2.9 million. We had previously leased this building and by making this purchase, we secured the future of PEL in this location while at the same time reducing our building rental costs. We negotiated a new 20 year loan in the amount of $2.1 million, secured by the building, at a rate of interest, fixed for 15 years, of 4.8% which together with cash from operations paid for the building.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial equipment. During 2013, our top five electronics devices customers in terms of revenues were Rockwell Collins, Panasonic Avionics, Selex ES, EMS Technologies and GE Aviation Systems. Four of these companies were among our top five customers in 2012. We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers. During 2013, our top five communications equipment customers, including distributors, in terms of revenues, were Cherry & White, Comores Telecom, BT Services, Thales Communications and Power & Telephone. Two of these customers were also among our top five customers in 2012.

We have a diversified customer base for both our electronic device products and our communications equipment products. During 2013, one customer accounted for 11.6% of our total net sales and the same customer was also the largest customer in 2012 accounting for 10.8% of our total net sales.

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

The communications equipment market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments. Our principal competitors within this segment include Micro Semi, Frequency Electronics Inc. and ADVA for timing and synchronization products and RAD, Zhone/Paradyne, Adtran, Patton Electronics Corporation for network access products. The design of many of our network access products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access sites on both the enterprise-wide and single location level. We believe that this design flexibility gives us a competitive advantage by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

Most of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors’ advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy customer needs.

Backlog

For a significant portion of our business, customers issue binding purchase orders or enter into other binding purchase arrangements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or work is currently in progress. At December 31, 2013, our backlog from continuing operations of firm, unshipped orders was approximately $25.9 million compared to $22.6 million a year ago (an increase of 14.6%). Our electronic devices business represented approximately 90% of the backlog. The electronic devices business has long lead-times for our manufacturing processes due to the custom nature of the products. Approximately 10% of the backlog is represented by our communications equipment business. We believe that the majority of our current backlog will be shipped within the next 12 months. However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. At March 31, 2014, our backlog from continuing operations was approximately $26.8 million, compared to $24.5 million at March 31, 2013.

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

Product Development and Engineering

We are making investments in product development and engineering which are designed to increase our range of product offerings to our customers, stay current with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders. Our product development and engineering activities focused on product development for network access, timing and synchronization products, RF frequency control products and power conversion devices. We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. Development costs are charged to expense as incurred. The cost of development charged against income in 2013 was $1,132,000 and in 2012 the comparable cost was $1,267,000.

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

We operate four manufacturing and assembly facilities worldwide. The European subsidiaries are certified to ISO 9001 and ISO 14000 while our electronics devices companies are also ISO 9100.

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

Intellectual Property

We regard certain of our own software, hardware and manufacturing processes as proprietary and we rely primarily on trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Where applicable, we seek to protect our software, documentation and other written materials under trade secret and copyright laws, although due to the standardized nature of the underlying technology of our products, this protection is often not applicable. Our product development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, in some cases, we incorporate technology and software that we obtain from third party sources. Sometimes we obtain this technology by means of a license. These licenses generally involve a one-time fee and no time limit, but in some cases may involve on-going licensing fees or royalties based on future sales. If these third party sources were to cease doing business, or to cease doing business with us, we would need to obtain the technology and software from another source. We recognize the importance of having alternative sources and believe that alternatives to these third party technologies are available both domestically and internationally and we intend to expand these alternative technological opportunities in the future.

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

Employees

As of March 31, 2014, we employed 203 individuals, of which 192 were full time, in our various divisions and subsidiaries. At March 21, 2013, we employed 213 individuals, of which 201 were full time. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

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

Risks Related to Our Business

Our profits in 2013 were small and it is several years since the Company generated significant profits. We need to invest in our business to generate and increase future profits and we need to meet loan repayments that fall due later in 2014. We need to raise new business loans and manage our business effectively to meet the cash demands but this will not necessarily lead to an overall positive cash flow during 2014. If we incur losses, we are likely to experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We generated modest profits of $249,000 from operations in 2013 after sustaining a very small loss in 2012, $2 million loss from continuing operations for 2011 and a $6 million loss in 2010. We expect to rely on cash on hand, cash generated from our operations, existing financing arrangements and a new loan facility to fund the cash requirements of our business and the repayment of the promissory notes. If our profits do not continue grow, we are likely to experience negative cash flow, which may hamper current operations and may prevent us from investing in and expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. The Company needs cash to grow and this investment and consequent cash outflow may not result in an immediate or indeed, any increases in profit. If we do not achieve, sustain or increase profitability, our stock price may decline.

We owe debt, including promissory notes which fall due for redemption within the next 12 months.

At the year-end we had a significant amount of the debt in the form of promissory notes which were originally issued to former shareholders of Advanced Control Components (the “Former Shareholders of ACC”). The principal amount of $2.3 million was due to be paid in 2014. We paid $0.3 million in March 2014 with the final tranches of this principal sum, being $0.3 million due in September 2014 and $1.7 million due for payment in December 2014. Using a combination of existing cash generated from within the business and an additional loan from our principal lender, we redeemed the promissory notes in April 2014. The new borrowings generated net new cash of $1.2 million at a lower rate of interest than we were paying for the promissory notes. During 2013, we were also making annual re-payments of principal of approximately $240,000 to our lead banker in the United Kingdom. As a result of the new loan, the repayments which will be made from operational cash flows have risen to approximately $600,000 per year. We have credit facilities available to us under separate financing arrangements for our UK and French operations. The cost of carrying and servicing this debt affects our profitability. If we are unable to grow the Company and generate additional cash, we will need to seek new finance to ensure we can meet scheduled loan repayments as they come due. If we are unable to do this we may have to consider the future sale of assets or sell equity to raise the capital needed to pay these debts.

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

We have bank borrowing facilities for each of our subsidiaries which are sufficient to meet our normal levels of activity within those subsidiaries. Our plans anticipate moderate growth but we cannot guarantee that this growth will be self-financing in the short term. New products and new orders require additional working capital and delays in design, production, delivery or payment from customers will put a strain on this working capital which could result in the Company running out of cash. We monitor our cash resources and cash availability against existing bank facilities very carefully but as a small company we do not have the resources to cover the eventuality of a lengthy delay in the working capital cycle. Some of our borrowing facilities are specific to individual subsidiaries and there are limitations, imposed by banking covenants, on the ability to transfer cash between these subsidiaries. In the event that one or more subsidiary requires cash in excess of its borrowing facility to meet its obligations we may be unable to transfer cash to that subsidiary even if the Company as a whole has adequate borrowing facilities

Our strategy includes organic growth, which may not result in increased revenues or profitability and may deplete our limited cash reserves without return on investment.

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

As of December 31, 2013, we had $25.9 million in backlog orders for our products. This represents approximately 81% of our 2013 annual revenues. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner. We may not ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within established timeframes, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders. Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

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

The high costs of being a U.S. public registrant places pressure on our cash facilities

The Company adopts rigorous procedures in connection with corporate governance, embracing measures that go beyond the minimum standards required by the OTCQB, Delaware State law or our own by-laws. We observe such procedures because we consider this to be in the best interest of our stakeholders, including employees, customers, suppliers, financiers and shareholders. These measures carry a cost and these costs plus those of maintaining the quotation for our stock relative to the size of our business are high. The Company relies on its subsidiaries to generate sufficient cash to meet their own operating costs in addition to collectively meeting the costs of maintaining a public entity. A shortfall in cash generation by the subsidiaries would restrict the ability of EMRISE to meet its liabilities as they fall due.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board of Directors (the “Board”) and Chief Executive Officer, and Graham Jefferies, our President and Chief Operating Officer. Mr. Oliva co-founded Emrise Electronics Corporation (“EEC”) and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of EMRISE whom we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. The loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could adversely affect us. Although we have entered into employment or severance agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals. We maintain key-man life insurance on Messrs. Oliva and Jefferies. However, this insurance covers termination due to death and not due to any other potential reasons for their employment termination. Even if this insurance can be continued in full effect and a claim paid, the coverage may not be sufficient to compensate us for the loss of the services of Messrs. Oliva or Jefferies.

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

The global financial crisis and fragile global economy:

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

The uncertainty and lack of confidence in the global economy since global financial crisis - which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged - has had and may continue to have a significant negative effect on our business and operating results. The potential effects of the fragile global economy are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

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

Likewise, the current global economy may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories and production levels and could cause them to raise prices or lower production levels, or result in their ceasing operations. The challenges that our suppliers may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. Indeed, we have observed a trend among our suppliers to have decreased inventory and therefore longer lead times in obtaining parts, supplies and other goods. These actions could cause us to have longer lead times in producing products for delivery to our customers, reductions in our revenue, increased price competition and increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

The current economy and related market instability has made it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, particularly in our communications equipment segment. If, as a result, we produce excess products, our inventory carrying costs will increase and result in obsolete inventory. Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products, which may in turn result in a loss of business opportunities and market share.

We finance a portion of our sales through trade credit. While we perform ongoing credit evaluations of our customers’ financial condition, we could suffer significant losses if our customers are unable or unwilling to pay us. Our record of losses from being unable to recover accounts receivable has been good but while global economic conditions continue, there is a risk of losses of accounts receivable that may have a negative impact on our financial results.

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

We undertake various sales and marketing activities through our facilities in England and France. Sales by these foreign business units accounted for 95% our net sales in 2013. International operations are subject to many other inherent risks, including but not limited to:

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

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency. In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using average exchange rates for the applicable period. Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements. Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 95% of our net sales in each of 2013 and 2012. We have at times used derivatives to manage foreign currency rate risk for certain sales shipped from England. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2013, these currencies included the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods. The relevant rates for 2013 and 2012 were:

U.S. Dollar equivalent
At December 31,	2013	2012
Year-end rate
£ Sterling	1.65	1.62
Euro	1.38	1.32

Average for the year
£ Sterling	1.56	1.59
Euro	1.33	1.29

Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a loss of $130,000 for 2013 and a $61,000 loss for 2012. The future losses could be greater than in the past.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets, which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification (the “Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually at year end. As part of our 2013 and 2012 annual tests for impairment to goodwill and other intangible assets, we noted no events of impairment. Any future impairment, could negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

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

Because we depend on computer and telecommunications systems we do not own or control, we are potentially subject to the adverse effects of third party operational system failures.

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

Our stock is quoted on the OTCQB trading venue but trading volumes are low due to limited investor interest in Micro Cap stocks, lack of liquidity in the stock, a negative stock price trend and a very low market capitalization. The stock price is volatile and responds to relatively small blocks of shares being bought or sold with disproportionate price swings. This limits the Company’s ability to use the stock to raise capital or to fund any strategic growth initiatives including mergers or acquisitions without a significant dilution of existing stockholders.

Our common stock price has been volatile, which has resulted in substantial losses for some investors purchasing shares of our common stock and could result in further losses or litigation against the Company.

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2013, the high and low closing sale prices of a share of our common stock were $0.84 and $0.44, respectively. Our stock price has exhibited volatility and may continue to do so in the future. In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 31, 2014, we had approximately 10.7 million shares of common stock outstanding and 0.3 million outstanding options. A substantial number of these shares are eligible for public resale. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Because our common stock price is low, we could be a target for a buyer or subject to a hostile takeover at a depressed value.

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

The volatility of our quarterly and annual operating results may cause the price of our common stock to fluctuate or decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of March 31, 2014, we leased or owned approximately 81,000 square feet of administrative, engineering, production, storage and shipping space. 41% of this space, being the sites in Milpitas and Ashford, England, was leased from third parties. The following table represents our properties as of March 31, 2014:

Approximate
Business Unit	Location	Segment	Use	Size

The Company leases the following premises:

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	27,000 sq. feet

CXR Larus Corporation	Milpitas, CA, U.S.	Communications Equipment	Administration, Engineering, Manufacturing and Testing	5,800 sq. feet

The Company owns the following premises:

Pascall Electronics Limited	Ryde, Isle of Wight, England	Electronic Devices	Administration, Engineering and Manufacturing and Testing	35,000 sq. feet

CXR AJ	Abondant, France	Communications Equipment	Administration, Engineering and Manufacturing and Testing	13,000 sq. feet

We believe that these facilities are suitable for the purposes for which we use them. We believe that we have sufficient facilities to conduct our operations during 2014. The majority of our facilities have warehouse space that can be converted to production areas in the event that expansion is necessary without purchasing or leasing of additional property. We recognize the importance of flexibility to adjust our property to match the business requirements.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except as disclosed below there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. In January 2014, the collateral agent acting on behalf of the holders of the subordinated contingent promissory notes issued by the Company, with a value of $2.3 million, entered discussions with Company regarding the terms of the notes and the security given to the note holders. As a result of these discussions the Company decided to redeem the promissory notes earlier than scheduled using existing cash balances and an additional loan offered by the Company’s principal financiers Lloyds Bank. The redemption of the loan notes eliminated any claims that the collateral agent might have with regard to the terms of the Notes and the security held by the Note holders. The Company considers that any remaining claim that the collateral agent might have is not material and no reserve, accrual or contingent liability is required in the consolidated financial statements at December 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently trading on the OTC Markets Group Inc. trading venue in their OTCQB category under the symbol “EMRI” and has done so since February 7, 2011. Our common stock previously traded on NYSE Arca from March 8, 2006, under the symbol “ERI.” before transferring to the OTCBB and then the OTCQB. The table presented below shows, for each fiscal quarter, the high and low closing prices for shares of our common stock on the OTCQB. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2013
First	$0.60	$0.47
Second	$0.55	$0.44
Third	$0.55	$0.44
Fourth	$0.84	$0.46
Year ended December 31, 2012
First	$0.76	$0.41
Second	$0.68	$0.50
Third	$0.73	$0.52
Fourth	$0.52	$0.40

(b) Holders

As of March 31, 2014, we had 10,719,337 shares of common stock outstanding held of record by approximately 480 stockholders in addition to numerous stockholders whose holdings are held in Street Name. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 31, 2014, the closing sale price of our common stock on the OTCQB was $0.80 per share.

(c) Dividends

We have not declared or paid any cash dividends on our capital stock in the past. We will pay dividends on our common stock only if and when declared by our Board. Our Board’s ability to declare a dividend is subject to restrictions imposed by Delaware law. In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our existing equity compensation plans can be found in Part III, Item 12 herein.

Recent sales of Unregistered Securities

During the year ended December 31, 2013, there were no sales of unregistered securities.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Report. This Report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate, expenses we might incur and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include the risk factors described in detail in this Report and relate to or are qualified by other important factors, including, without limitation:

●	our ability to pay outstanding debt as it comes due;
●	our ability to successfully support the working capital needs of our company;
●	our ability to maintain our cost management activities implemented over the past years and to otherwise contain costs;
●	our ability to increase revenues through additional sales, customers, products and pricing;
●	our ability to reach sustained profitability;
●	our ability to continue to borrow funds under the financing arrangements currently in place (see “-Liquidity and Capital Resources”) or to secure additional financing in the future;
●	exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation (see “- Foreign Currency Translation”);
●	the projected growth or contraction in the electronic devices and communications equipment markets in which we operate, including military and defense spending across the globe;
●	our strategies for expanding, maintaining or limiting our presence in these markets;
●	anticipated trends in our financial condition and results of operations;
●	our ability to distinguish ourselves from our current and future competitors;
●	our ability to secure long term purchase orders;
●	our ability to deliver against our existing or future book of shippable orders (backlog);
●	technical or quality issues experienced by us, our suppliers and/or our customers;
●	failure to comply with existing or future government or industry standards and regulations;
●	our ability to successfully locate, acquire and integrate any possible future acquisitions;
●	the impact of current and/or future economic conditions, including but not limited to, the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and
●	our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than we do and have significant resources in comparison to us.

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

Recent Transactions

Dispositions

On February 7, 2012, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE, entered into an agreement with LDDF Incorporated, doing business as TesCom, relating to the sale of certain assets relating solely to the CXR Halcyon product line of telecommunications test equipment (the “Test Product Line”). The Test Product Line was classified within our communications equipment segment. For purposes of the following discussion and analysis, the Test Product Line has been removed from the comparisons and is reported in the consolidated financial statements as a discontinued operation in 2012.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States, England, and France. We organize our business in two operating segments: electronic devices and communications equipment. In 2013, our electronic devices segment contributed 68% of overall net sales while the communications segment contributed 32% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, RF, and microwave devices for defense, aerospace and industrial markets. Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

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

Critical Accounting Policies and Estimates

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 95% of our net revenues in each of the fiscal years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, our foreign subsidiaries contributed 96% and 94% of our total assets respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars, our reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss).

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

Goodwill and Indefinite Lived Intangible Assets

At December 31, 2013, our reported goodwill totaled $5.3 million and our reported indefinite-lived assets totaled $0.39 million, all of which belonged to the electronic devices reporting unit. The indefinite-lived assets consist of trademarks and trade names which are essential to our business and future income streams.

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performs its annual required tests of impairment as of December 31.

Overview

Overall net sales declined 6% in 2013 compared to 2012. The reduction was primarily due to lower sales of Radio Frequency (’‘RF’’) products in our electronic devices business segment. We have noted this susceptibility to the variable demand for large projects such as RF products when reporting in previous years. Each RF order tends to be large and the order stream irregular. In 2013 we took substantial orders for RF products ($2.7 million compared with $1.3 million in 2012) but these are not scheduled for production and delivery until 2014 and beyond. Sales of network access products at our French communications equipment business unit improved in 2013 over 2012 but this was partially offset by lower sales in our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government.

Overall gross profit as a percentage of sales (“gross margin”) was 30.5% in 2013. This showed a small but significant improvement over the comparable period in 2012, which was 29.4%. The Company pursues a policy of only taking on orders where it is anticipated that the gross margin percentage will meet its defined parameters and encouragingly, over the period the gross margin percentage has remained consistent in the electronic devices segment and increased by 3.4 percentage points in the communications segment. However, the fall in revenue, which has been caused in large part by delays in placing orders for the company’s RF products resulted in a small (3%) fall in gross profit in terms of US dollars compared with 2012.

Tight control of overhead costs, which benefited from the reduction of rent following the purchase of the Pascall property in the first quarter of 2013, reduced operating expenses to $9.5 million for the fiscal year ended 2013, compared with $10.1 million for 2012, resulting in a $300,000 increase in operating income compared with 2012. The loss after tax of $392,000 compares with net income of $94,000 in 2012 but the 2012 results included the benefit of $0.5 million of exceptional gains from insurance claims and $0.275 million early debt repayment discounts. Excluding these exceptional gains there was a year-over-year improvement in the net result of $311,000. The 2013 result is after charging severance costs of $34,000 in the U.S. communications equipment business unit and $66,000 in the U.K. as the workforce was realigned with market place demands.

Our 2013 results reflected a further tightening of control over overhead costs. The Company suffered large losses in 2010 and 2011 but the plans formulated in those years translated into a small loss in 2012 and a modest operating profit in 2013. We continue to maintain a strong backlog but we are cautious about our future, recognizing that growth is not without its challenges. We will need to continue to manage cash very closely to ensure that we have sufficient availability to make principal payments on debt and fund the anticipated shipments of backlog during 2014.

The custom nature of the majority of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates. This makes revenues and gross profit difficult to forecast and comparability of results between periods very sensitive to fluctuations influenced by specific large orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of the Company’s business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. The Company’s “backlog” represents these orders and provides an insight into potential shipments and revenues.

Despite the temporary dip in deliveries for RF products, the continuing demand for the Company’s electronic devices products for the commercial aerospace market is encouraging and the order book for the segment remains strong. However, the Company generally experiences some uncertainty from customers over when they will schedule the delivery of these orders. The previously reported weakness in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company’s synchronization and timing products and legacy network access products continues and there is only limited signs of this increasing in the next few months. Local sales teams continue to work to counter the fall in demand for synchronization and timing products with a ramp up of the Company’s network access products in the United States. International orders, including the strengthening of demand from North Africa for the Company’s French network access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years.

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

The following is a more detailed discussion of our results of operations by business segment.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$21,717	$24,036	$(2,319)	(9.6)%
as % of net sales	68.1%	70.6%
Communications equipment	10,181	10,011	170	1.7%
as % of net sales	31.9%	29.4%
Total net sales from continuing operations	$31,898	$34,047	$(2,149)	(6.3)%

Electronic Devices

The decrease in sales of our electronic devices in 2013 compared to 2012 was principally due to the sporadic inflow of orders for RF products. In 2012 our electronic devices segment had benefited from strong sales of these products but the expected orders for 2013 were delayed with the consequence that although the orders did eventually arrive they were too late in the year to translate into production and therefore income. (Orders for RF products in 2013 at $2.7 million exceeded the prior year by $1.4 million). Management believes that the 2014 order book for both IFE&C and RF products remains strong and the customer base robust.

At March 31, 2014, we had a backlog of $24 million compared with a backlog at March 31, 2013 of $21.7 million, for the electronic devices business, but the Company recognizes that there is a risk that customers may seek to delay production and delivery while the world economy continues to remain weak.

Communications Equipment

Net sales within our communications equipment segment increased principally as a result of increased sales for our network access products at our French business unit. Demand for the Company’s products in Europe and Africa consistently exceeded the comparable period in 2012 and the backlog remained strong totaling $2.5 million at December 31, 2013. As a result, sales in 2013 from CXR AJ, our French subsidiary, increased by 5% to $8.7 million compared with 2012. The strong performance in France was offset by a 14% ($250,000) decrease of sales from our U.S. business unit. We continue to actively work to expand the market reach for our French access products into the United States but this is against a backdrop of weak demand and no sign of increased purchasing by telecommunications companies or the U.S. government specifically for timing and synchronization and legacy network access products. This segment of the business has a shorter lead time on orders than the electronic devices segment. The backlog at March 31, 2014 was $2.8 million, compared with a figure of $2.8 million at March 31, 2013. This backlog is predominantly attributable to our French subsidiary.

Gross Profit

	Year Ended December 31,		Variance Favorable/(Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Electronic devices	$6,280	$7,085	$(805)	(11.4)%
as % of net sales	28.9%	29.5%
Communications equipment	3,435	2,921	514	17.6%
as % of net sales	33.7%	29.2%
Total gross profit from continuing operations	$9,715	$10,006	$291	(2.9)%

Total gross margin from continuing operations	30.5%	29.4%

The gross margins in the Company’s segments are formed on different basis and therefore it is difficult to compare the two segments. The gross margin in the electronic devices segment reflects engineering costs and attributable overheads within cost of sales because this work is integral to specific customer design and production contracts whereas in the Communications segment engineering costs and attributable overheads fall outside the gross profit calculations because these costs are not necessarily specific to individual customer contracts.

Electronic Devices

Gross margin, as a percentage of net sales, for our electronic devices segment slipped to 28.9% in 2013 compared with 29.5% in 2012. The gross margin is heavily influenced by the sales mix, the competitive tendering for design and production contracts and the ability of our team to deliver the design according to specification. The custom-nature of our products makes year by year comparison difficult but the margins are in line with internal guidelines. The electronic devices segment’s products for the military market tend to benefit from higher margins than the Company’s products for the commercial market. The commercial market-place where volumes can be higher tends to be more competitive and hence margins are usually tighter.

Communications Equipment

The communications equipment segment has traditionally been able to command higher gross margins for its products than the electronic devices segment. This is partially due to the basis on which costs are allocated across the various cost headings. The Company’s gross margin in the communications equipment segment increased from 29.2% in 2012 to 33.7% in 2013. In France and territories served by the Company’s French business, this generally held true in the 2013, albeit that one significant contract yielded an appreciably lower margin. This improved margin coupled with the increased sales resulted in an increase in gross profit of more than $500,000. The relatively weak demand for the communication products in the U.S. marketplace has put pressure on margins in this territory but the gross margin at 24% for 2013 was still appreciably stronger than the comparable period in 2012, when the U.S. company reported a gross loss after write-downs against inventory, and consequently, the Company’s U.S. based communications company also improved its gross profit by $300,000.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2013	2012	Dollar	Percent
Selling, general and administrative	$8,334	$8,794	$460	5.2%
as % of net sales	26.1%	25.8%
Engineering and product development	1,132	1,267	135	10.7%
as % of net sales	3.5%	3.7%
Total operating expenses from continuing operations	$9,466	$10,061	$595	5.9%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2013 decreased for a third successive year as the Company continued to focus on containing costs. Despite inflationary pressures, sales and administrative costs declined by $460,000, or 5.2%, in comparison to 2012, with $225,000 of this saving stemming from cost reduction initiatives in the Company’s CXR Larus business in the U.S. following a reduction in staffing and refocusing of that business in the first half of 2013. The Company continued to reduce overhead costs wherever it was expedient to do so and corporate administrative costs declined by 8.5% during the year. The only business unit in the group where sales costs increased was in the Company’s French business unit, where costs increased marginally as a result of additional sales activity, generating a 5% increase in sales volume relative to 2012.

Engineering and product development

Engineering and product development costs are focused in the Company’s Communications Equipment segment rather than the Electronics Device segment where project driven engineering and product development costs are absorbed within the costs charged to customers. The net cost of engineering and product development costs charged against income decreased by $135,000 in 2013 compared with 2012.

Interest expense

Interest expense was $534,000 in 2013, which compares with $388,000 for the equivalent period in 2012. The 2013 charge included the additional interest cost attributable to the mortgage for the building housing Pascall’s operations, which in 2012 and previous years had been rented.

Other income and expense

The expense recognized under this heading 2013 was $86,000 as compared to net other income of $522,000 recorded for the equivalent period in 2012. The 2012 income included the receipt of insurance claims of $473,000, a gain of $275,000 on the extinguishment of debt and $89,000 benefit from the release of a provision against a currency derivative. There were no similar sources of income in 2013 to bolster the results. The 2013 charge principally relates to short term exchange rate losses arising at Pascall.

Gain on extinguishment of debt

Under the terms of its debt facility with PEM, which at one time was the Company’s senior lender, the Company was eligible for a discount of $275,000 if the loan was repaid prior to June 30, 2012. The debt was eliminated within the permitted timescale and the Company was therefore able to record the discount of $275,000 as income 2012. There was no comparable income in 2013.

Income tax provision

There was an income tax expense of $112,000 for 2013 compared to a charge in the comparable period of 2012 of $314,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company’s U.K. subsidiaries. In 2013 the U.K. companies benefitted from Research and Development tax credits which offset the Corporation tax arising on the trading activities. There were no tax liabilities elsewhere in the group for 2012 or 2013 and the group is able to carry forward substantial tax losses in the US and France but has recorded a full valuation allowance against the value of these deferred tax assets. There are no tax losses to carry forward in the U.K.

Income from discontinued operations

The small loss of $9,000 suffered in 2012 related to some residual costs in respect of the test equipment sale in February 2012.

Net income/(loss)

The net loss, before discontinued operations, for 2013 was $392,000 compared with net income for 2012 of $103,000. The net income for 2012 included benefit from the gains on an insurance claim of $473,000, a gain on the extinguishment of debt of $275,000 and a write off of a reserve for a derivative contract of $89,000. Without these one-off benefits, there was a year-on-year reduction of $342,000 in the Company’s net loss. This reflected an improved performance from the communications equipment segment and a further reduction in corporate overhead.

Liquidity and Capital Resources

Liquidity

The Company relies on a combination of anticipated cash flows from operations and financing arrangements, to ensure that there is sufficient funding to support our working capital requirements for the next 12 months. We have a substantial backlog as of December 31, 2013, of which substantially all is for our foreign operations and a substantial proportion of the backlog is expected to ship within the next 12 months. In order to support our future expected growth, we will need to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, the Company must closely manage cash and monitor the repatriation of cash from foreign subsidiaries to meet the Company’s corporate costs, the operational needs of the business and satisfy near-term debt service obligations. Our ability to support our business plan is dependent upon our ability to achieve profitable operations and positive cash flow.

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our on-going operations are working capital, positive cash flow generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. After recognizing the $2.1 million liability relating to the mortgage for the Pascall facility in the first quarter of 2013 and the cash payment of $0.5 million to pay for the building purchased for the Company’s Pascall subsidiary, the Company still retained cash of $1.2 million as of December 31, 2013. In addition, the Company met its obligation to repay $0.3 million of promissory notes in each of the first and third quarter of 2013. Net current assets less net current liabilities at December 31, 2013 were $4.3 million compared with $7.5 million as of December 31, 2012 but this reflects the purchase of the Pascall property and the debt repayment out of cash generated from operations. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company’s order book. As of December 31, 2013, the Company had cash and cash equivalents of $1.2 million as compared with $1.5 million at December 31, 2012.

As of December 31, 2013, approximately 92% of the total $1.2 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that have been represented to the Company’s lenders as permanently reinvested and which the Company plans to use to support continuing growth plans outside of the U.S. through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the U.S. for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations. There are no tax liabilities arising from the repatriation of cash from foreign subsidiaries to the U.S. for the year to date. In addition, the Company has significant U.S. tax losses brought forward that will be sufficient to offset any U.S. tax liability arising from U.S. trading operations for the foreseeable future.

The Company recognizes that cash flow will continue to be challenging throughout 2014 but will control its working capital tightly. The ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the Company’s substantial order book, as well as the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. The Company continually monitors its need to invest in engineering and personnel to support such growth but it does not currently foresee any need to increase its headcount. There are no significant capital expenditure plans that will require funding from current working capital. Management evaluated the options surrounding the refinancing of the promissory notes scheduled for repayment in December 2014 and decided to redeem the notes in April 2014 using a combination of existing cash and new borrowing. The new borrowing in the form of a term loan repayable over three (3) years was at a slightly lower interest rate than the promissory notes.

At December 31, 2013, we had total debt obligations of $6.6 million. Total debt includes $1.2 million outstanding related to subsidiary financing arrangements, a mortgage of $2.3 million secured on a property owned and occupied by one of the Company’s UK subsidiaries, capital lease obligations of $0.1 million, a term loan with Lloyds TSB Bank plc of $0.7 million and promissory notes of $2.3 million (maturing during 2014 and discussed further below). The current portion of loans and obligations totaled $2.7 million.

Backlog

The Company’s future book of shippable orders (the “Backlog”) was $25.9 million as of December 31, 2013, compared to $22.6 million as of December 31, 2012. The amount of Backlog orders represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of December 31, 2013, approximately 90% of the Backlog related to the electronic devices business which has variable lead times for its manufacturing processes due to the custom nature of its products. Approximately $2.5 million of the Backlog related to the communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. A very substantial proportion of the Company’s Backlog relates to our international operations. A significant portion of our existing Backlog for 2014 production is associated with commercial markets, which tend to be more competitive resulting in lower margins than other markets. While we anticipate a slight upward trend in military market orders, the vast majority of our current production orders are for lower margin commercial aerospace applications. The Company believes that a significant portion of its current Backlog will be shipped within the next 12 months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that it will ultimately recognize as revenue the amounts reflected as Backlog.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2.75 million ($4.5 million based on the exchange rate on December 31, 2013), in each case at an advance rate of 85% of eligible receivables, with a service fee of 0.2%. The Receivables Finance Agreements bears interest at the London Inter-bank base rate plus 2.5% on the outstanding balance and is paid monthly. As of December 31, 2013, Pascall had outstanding borrowings of $0.4 million and XCEL had no outstanding borrowings under their respective Receivables Finance Agreement.

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Receivables Finance Agreement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.9 million based on the exchange rate on December 31, 2013) at an advance rate of 90% of presented trade receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%. As of December 31, 2013, CXR AJ had outstanding borrowings under the CIC Agreement of $0.8 million.

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”), pursuant to which Bridge Bank agreed to provide to CXR Larus an advance facility of up to $800,000 on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%. CXR Larus withdrew from this agreement during 2013 and replaced the facility with a checking account with no borrowing facility. Consequently, there were no borrowings on this account as of December 31, 2013.

Promissory Notes Payable

The promissory notes which were due to former shareholders of Advanced Control Components were subordinated contingent promissory notes, which were originally issued in May 2008. Since this date there have been further amendments, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (previously August 31, 2013) (the “2014 Maturity Date’‘). Interest was payable quarterly until the notes are redeemed. Principal payments amounting to $0.3 million were payable on March 15, 2014, and on September 15, 2014. The remaining principal balance of $1.7 million was due at the 2014 Maturity Date. As of December 31, 2013, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,277,000. Since the year-end the Company has redeemed the promissory notes through the payment of the scheduled $0.3 million on March 15, 2014 and a final early redemption payment of the remaining principal ($1,977,000) and accrued interest on April 7, 2014. There were no penalties or settlement discount for redeeming these notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”) (or $1.2 million based on the exchange rate at December 31, 2013). As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, being Pascall and XCEL, were required to provide £125,000 ($206,000 at the exchange rate at December 31, 2013) to an escrow account in each of the subsidiaries’ name. The funds were held in escrow at December 2012 but released during 2013. At December 31, 2012, the total amount of £250,000 ($413,000 based on the exchange rate at December 31, 2012) was included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum plus the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing. Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing. The loan is subject to a financial covenant requiring the minimum net worth of EEL from and after December 31, 2013 to be not less than £4.4 million ($7.3 million at the exchange rate at December 31, 2013) and to increase annually by not less than £200,000 ($330,000 at the exchange rate at December 31, 2013). EEL was able to satisfy this covenant at December 31, 2013. As of December 31, 2013, $0.7 million was outstanding under the Lloyds Term Loan based on the December 31, 2013 exchange rate. Since the year-end date this loan has been fully repaid and a new loan of £1.1 million (approximately $1.8 million using the exchange rate at December 31, 2013) was drawn down on April 1 2014. The new loan from Lloyds Bank is repayable in monthly instalments over a period of 3 years expiring on April 4, 2017 at a fixed rate of interest of 6.6%. The major covenant on this loan requires that the net worth of EEL (defined, for the purposes of the loan, as the net assets less sums owed by the Company) should be at least £2 million ($3.3 million based on the exchange rate at December 31, 2013) and should increase annually by a minimum of £250,000 (approximately $400,000).

Lloyds TSB Bank Loan and Mortgage

In March 2013, the Company negotiated a business loan from Lloyds Bank of £1.4 million (approximately $2.3 million based on the exchange rate at December 31, 2013) for the purchase of a building in the United Kingdom. The loan is secured by a mortgage on the property. Principal and interest are being repaid over 20 years. This building is owned, occupied and was previously leased by Pascall. The balance outstanding at December 31, 2013 was $2.3 million and the carrying value of the land and building in the Company’s balance sheet is $3.1 million.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2013.

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

As of December 31, 2013, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded as of December 31, 2013, that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of April 14, 2014, and their business experience are as follows:

Name	Age	Titles
Carmine T. Oliva	71	Chairman of the Board, Chief Executive Officer, and Director
Graham Jefferies	56	Director, President and Chief Operating Officer
Timothy Blades	57	Chief Financial Officer
Otis W. Baskin (1)	68	Director
Frank P. Russomanno (1)	66	Director
Julie A. Abraham (1)	56	Director

(1)	Member of the Compensation Committee, Nominating and Corporate Governance Committee, Special Committee and Audit Committee.

In addition to the above, during the year Laurence P. Finnegan served as an independent director until his retirement from the Board on June 12, 2013. Mr. Finnegan was a long serving member of the Board. During 2013 until the date of his retirement he was a member of the Compensation Committee.

Carmine T. Oliva has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 1997 and of our subsidiary, EEC, since he founded EEC Electronics Corporation in 1983. From March 1997 until July 2009, he was President of EMRISE. Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 2006 to May 2007 and served as Acting Chief Financial Officer from April to July 2005. Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985 and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government work permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University. Mr. Oliva is the founder of EMRISE. This, in addition to his business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity, reputation and his international business background, including his extensive acquisition and divestiture expertise, makes Mr. Oliva an ideal director of the Company as well as its chairman.

Graham Jefferies joined the Board as a Class II director on March 1, 2011. He was appointed as President in July 2009. He served as Executive Vice President from October 1999 until July 2009. Mr. Jefferies was also appointed as our President and Chief Operating Officer in January 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 1999.Mr. Jefferies served as Executive Vice President of EMRISE from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.Sc. degree in Engineering from Leicester University and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom. We believe Mr. Jefferies’ education and experience in several leadership roles, such as Chief Operating Officer and Managing Director, as well as his business acumen, judgment, integrity and reputation, make him an ideal director.

Timothy J. Blades serves as the Company’s Chief Financial Officer and having served as the Company’s interim Director of Finance from April 11, 2012. In the period from March 6, 2012 to April 10, 2012, he provided accounting services to the Company. He became an employee of the Company on December 1, 2012 and was appointed as Chief Financial Officer on February 5, 2013. He is the Company’s Principal Accounting Officer and Corporate Secretary. Mr. Blades is based in England, where the Company’s primary business units, operations management and financial teams are located. He is a Chartered Accountant and an experienced international financial executive who has led multidisciplinary teams focused on profit improvement, fundraising, mergers and acquisitions and a range of essential finance and accounting functions throughout his career. He has extensive expertise in international finance, particularly in the U.S., Europe, the UK, and the Far East. During a career with Grant Thornton UK LLP of more than 30 years Mr. Blades was Managing Partner of Grant Thornton’s Northamptonshire and Cambridge offices, overseeing a staff of 250 and prior to that was the partner in charge of audit in Grant Thornton’s London office. From 2002 to 2010, he was a regional managing partner leading a 12-partner team directing a 300-member staff responsible for accounting, tax and financial planning. During this period, he built the Grant Thornton Cambridge office from a staff of 30 to more than 100 professionals. Mr. Blades graduated from the University of Sheffield in England earning a BA in Business. He has extensive training in U.S. and UK GAAP, IFRS (International Financial Reporting Standards), due diligence reporting and a range of regulatory matters. Mr. Blades is a trustee of a large defined benefit pension fund, a non-executive director of a trade and research organization, a member of the Court of Northampton University in England and is active in a number of charitable organizations.

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

Frank P. Russomanno joined the Board as a Class I director in March 2011. He served as Vice Chairman of Imation from March 2009 and a member of the board of directors and Chief Executive Officer of Imation from April 2007 until he retired from the company in May 2010. He also served as President of Imation from April 2007 to March 2009. Previously, Mr. Russomanno was Chief Operating Officer of Imation from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno is active in industry and nonprofit organizations. Mr. Russomanno is a member of the board of directors of Hutchinson Technologies Incorporated. Mr. Russomanno is the former chairman of the board of the Content Delivery & Storage Association. He currently serves on the board of directors of the Greater Twin Cities United Way and Intellectual Takeout. In addition, he is a former member of the board of directors of Merrick Community Services in St. Paul, MN. Mr. Russomanno has a Bachelor of Arts degree in history from Seton Hall University. He has taken graduate courses at the University of Oklahoma and Monmouth College and served in the U.S. Army as an artillery officer in Vietnam, achieving the rank of Captain. Mr. Russomanno’s background and direct experience leading the operations of a large, diverse organization can be applied to helping the management of the Company and makes him an ideal director and chairman of our Nominating and Corporate Governance Committee.

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

Term of Office and Family Relationships

Our officers are appointed by, and serve at the discretion of, the Board. There are no family relationships among our executive officers and directors.

Board of Directors

Board Composition, Responsibilities and Leadership Structure

Our business, property and affairs are managed under the direction of our Board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees.

Our bylaws provide that our Board shall consist of at least four directors. Our Board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stock-holders. We currently have five directors on our Board, with no vacancies. Our current Board consists of two Class I directors whose terms expire at our 2015 annual meeting, two Class II directors whose term expires at our 2016 annual meeting, and one Class III director whose term expires at our 2014 annual meeting.

During 2013, our Board held 7 meetings. During 2013, none of our directors attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board (held during the period for which he/she has been a director); and (2) the total number of meetings held by all committees of the Board on which he/she served (during the periods that he/she served).

The independent members of our Board are selected because of their independence from management; depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of the Company; education and professional background; and judgment, skill, integrity and reputation.

The leadership of our Company and our Board is split between the executive and chairman leadership of Mr. Oliva, our founder, on the one hand, and our independent directors, which make up 60% of the Board, on the other hand. Mr. Oliva has over 40 years of experience in the electronics and communications industry. His in-depth knowledge of each of our businesses and the competitive challenges each business faces, as well as his extensive experience as a director and senior member of management, make him the best qualified director to serve as chairman. Our independent directors are strong leaders with diverse educations, skills and backgrounds. They are appropriately skeptical, leading to thorough review and oversight of the strategies and actions proposed by the chairman and management. The independent members meet regularly in executive session, with the most qualified member taking the lead in such sessions based on the issues being discussed. The Board may subsequently decide to change its leadership structure, as there is no formal policy that requires the Chief Executive Officer and Chairman to be served by one person.

We believe the combination of Mr. Oliva, as our Chief Executive Officer and Chairman, in combination with our strong independent members of the Board has been an effective leadership structure for EMRISE. The division of duties and the level of communication between the board and our management provide the basis for the proper functioning of our board and its oversight of management.

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

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Special Committee.

Audit Committee

The Audit Committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures. All of our independent directors, Ms. Abraham, Mr. Baskin and Mr. Russomanno served on our Audit Committee throughout 2013, with Ms. Abraham serving as chairperson. Our Board has determined that Ms. Abraham is an audit committee financial expert. The Audit Committee operates pursuant to a charter approved by our Board and Audit Committee, according to the rules and regulations of the SEC. The Audit Committee held eight meetings in 2013.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. Our entire Board also may perform these functions with respect to our employee stock option plans. Messrs. Baskin, and Russomanno have served on the Compensation Committee throughout 2013. Mr. Finnegan was a member of this committee until June 2013 when, on his retirement from the Board, he was replaced by Ms. Abraham. Mr. Baskin serves as chairman. The Compensation Committee operates pursuant to a charter approved by our Board and Compensation Committee. The Compensation Committee held four meetings in 2013.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation committee have served as an officer or employee of EMRISE. No executive officer of EMRISE served as a director or Compensation Committee member of any entity in which the members of the Compensation Committee or the Board were an executive officer or director.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and provides oversight with regard to our corporate governance related policies and procedures and also recommends nominees to our Board and committees of our Board, develops and recommends to our Board corporate governance principles, and oversees the evaluation of the Board and management. Messrs. Baskin and Russomanno and Ms. Abraham have served on the Nominating and Corporate Governance Committee throughout 2013. Mr. Russomanno serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. The Nominating and Corporate Governance Committee held four meetings in 2013.

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

Special Committee

In 2013, the Board authorized the creation of the Special Committee to monitor and oversee the strategic direction of the Company. The Board appointed Messrs. Baskin and Russomanno and Ms. Abraham as members. Mr. Russomanno serves as the Chairman and Mr. Baskin serves as the Secretary. This committee meets as often as is deemed appropriate. In 2013 there were two formal meetings.

Committee Charters

The charters of our Audit, Compensation and Nominating and Corporate Governance Committees, and our Codes of Business Conduct and Ethics, are included on our website at www.emrise.com. The foregoing information is also available in print to any stockholder who requests it. All such requests should be in writing and should be sent to “c/o Secretary” at 2530, Meridian Parkway, Durham, North Carolina, 27713 or secretary@emrise.com.

Security Holder Communications with the Board of Directors

The Board has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the Board, or the independent directors as a group, any committee of the Board or any chair of any such committee, by mail or electronically. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 2530, Meridian Parkway, Durham, North Carolina, 27713.

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

Code of Ethics

Our Board has a Code of Business Conduct and Ethics that is regularly reviewed and updated to meet current best practices. This code applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. These codes are available on our website, located at www.emrise.com.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2013 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2013, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the previous three fiscal years for our principal executive officer, our current principal accounting officer, our former principal accounting officer and our chief operating officer, who served as executive officers during 2013 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)		Total ($)

Carmine T. Oliva	2011	414,984	-	-	77,846	(1)	492,830
Chairman and	2012	414,984	-	-	24,078	(2)	439,062
Chief Executive Officer	2013	405,567	-	-	24,078	(3)	429,645

Graham Jefferies (4)	2011	276,324	-	-	99,219	(5)	375,543
Director, President, and	2012	270,548	-	-	50,498	(6)	321,046
Chief Operating Officer	2013	272,461	-	-	74,251	(7)	346,712

Timothy J. Blades (8)	2011	-	-	-	-
Principal Accounting Officer	2012	149,523	-	-	-	(9)	149,523
from April 11, 2012	2013	192,741	-	19,095	7,849	(10)	219,685

Brandi L. Festa (11)	2011	160,000	-	-	22,805	(12)	182,805
Principal Accounting	2012	43,076	-	-	-	(13)	43,076
Officer until March 31, 2012	2013	-	-	-	-		-

None of the above received any non-equity Incentive plan compensation or non-qualified deferred compensation in 2013, 2012 or 2011.

(1) In 2011 the amount included (i) $4,041 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $31,055 associated with payments in consideration for modifications to the change in control provisions in his employment agreement in 2010, and (iii) perquisites or personal benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(2) In 2012 the amount included $4,640 in insurance premiums paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse and other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3) In 2013 the amount included $4,640 in insurance premiums paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse and other perquisites or personal benefits including Medicare and a car allowance, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(4) Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in U.S. Dollars (“USD”), converted from British pounds sterling using the average of the daily conversion rates in effect in the years under review. Mr. Jefferies’ base salary in British pounds sterling was approximately £180,000 for both 2013 and 2012. Under the terms of his contract, Mr. Jefferies has the option to convert a proportion of this salary into contributions to a pension scheme.

 (5) In 2011 the amount included (i) $27,007 in Company contributions to Mr. Jefferies’ retirement account, (ii) approximately $50,730 equivalent USD retention allowances to ensure retention of Mr. Jefferies’ employment due to his critical responsibilities governing the operations of the Company, (iii) $11,100 of auto allowance benefits, and (iv) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6) In 2012 the amount included (i) $29,915 in Company contributions to Mr. Jefferies’ retirement account, (ii) $10,288 in auto allowance benefits, and (iii) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(7) In 2013 the amount included (i) $50,902 in Company contributions to Mr. Jefferies’ retirement account, (ii) 11,126 in auto allowance benefits, and (iii) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(8) Mr. Blades acted as interim Principal Accounting Officer from April 11, 2012. In the period from April 11, 2012 to November 30, 2012, his services were provided through TJB Business Advisory Services Limited (“TJB BAS”), a company under his control. Mr. Blades has been an employee of the Company since December 1, 2012. Mr. Blades is based in the United Kingdom. Compensation, for his services, paid through TJB BAS and paid as salary as an employee, have been paid in British pounds sterling. The compensation amounts listed for Mr. Blades are shown in USD, converted from British pounds sterling using the average of the daily conversion rates in effect in 2012. From December 1, 2012, Mr. Blades’ annual salary in British pounds sterling was at the rate of £120,000.

(9) Mr. Blades received $16,125 in salary for the period from December 1, 2012 to December 31, 2012. Prior to December 1, 2012, TJB BAS received $133,398 for providing his services in the period from April 11, 2012 to December 1, 2012.

(10) Mr. Blades was granted 50,000 options to purchase shares of the Company’s common stock in connection with his appointment as Chief Financial Officer on February 5, 2013. Other benefits included pension contributions and the provision of a car for a portion of the year. None of the other personal benefits provided exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Blades.

(11) Ms. Festa resigned as the Company’s Director of Finance and Administration, Secretary and Treasurer effective February 29, 2012. Ms. Festa entered into an agreement with the Company to serve as its acting Principal Accounting Officer through the completion and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(12) In 2011 the amount included approximately $13,599 in medical and dental benefits. The value of perquisites and other personal benefits Ms. Festa received was less than $10,000 in aggregate.

(13) In 2012, subsequent to her departure as a direct employee of the Company, and in addition to the sums disclosed above, Ms. Festa received $7,204 for advisory services to the Company.

Termination Payments

Carmine T. Oliva

The Company has a two year employment agreement with Mr. Oliva which commenced on December 12, 2013. This agreement is automatically renewable thereafter for periods of one year unless Mr. Oliva has been given written notice of non-renewal. The Company may terminate Mr. Oliva’s employment at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, non-performance or non-observance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Oliva may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason, and Mr. Oliva must furnish the Company with written notice of the event within 30 days after the initial existence of the event and provide the Company with at least a 60-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Oliva’s base salary amounting to an enforced material diminution in his salary to an amount more than 10% below the base salary in effect at the time of the reduction; the Company’s failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Oliva gives us written notice of the breach.

If the Company terminates Mr. Oliva’s employment for due cause or due to Mr. Oliva’s breach of his employment agreement by refusing to continue his employment, or if Mr. Oliva terminates his employment without good reason, then all compensation and benefits for Mr. Oliva will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation.

If Mr. Oliva dies or becomes incapacitated, the Company may terminate his employment under the agreement. If Mr. Oliva’s employment terminates due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current, annual salary.

If Mr. Oliva’s employment terminates for good reason, or because the contract is not- renewed or for reasons other than as a result of due cause, incapacity, death or retirement at Mr. Oliva’s own choice this will be deemed to be ‘constructive termination’. Under such circumstances Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Oliva enters into a separation and release agreement with us, then he will be entitled to receive the following:

(i)	a severance payment equal to two times his then current annual salary (paid, with interest, over a three year period);

(ii)	all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Oliva’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier; If the Company’s medical insurance plan does not allow Mr. Oliva’s continued participation in the plan, then Mr. Oliva will receive the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his medical insurance coverage for an additional eighteen months;

(iii)	a lump-sum cash payment equal to twenty-four times the estimated monthly life insurance premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his existing group life insurance coverage and the $1,000,000 life insurance policy on his life for two years;

(iv)	250,000 warrants (exercisable over a four year period) to purchase stock in the Company at the share price prevailing on the date of termination; and

(v)	other benefits, including an automobile allowance, charitable donations and contributions towards the cost of a personal assistant for a period of twelve months. Full details are set out in Mr. Oliva’s contract dated December 12, 2013.

In the event of a change of control in the Company the above benefits due to Mr. Oliva will become payable immediately.

Graham Jefferies

Mr. Jefferies may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above.

The Company may terminate Mr. Jefferies’ employment at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If we terminate Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’s breach of his employment agreement by refusing to continue his employment, or if Mr. Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

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

If Mr. Jefferies’ employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Jefferies will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Jefferies enters into a separation and release agreement with us, then he will be entitled to receive a severance payment equal to two times his then current annual salary (to be paid, with interest, over thirty-six months), to receive all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Jefferies in the event of a change in control, immediately prior to the date of the change in control) for a period of two years or the date or dates that Mr. Jefferies’ continued participation in our medical and/or life insurance plans was not possible under the plans, whichever was earlier. If our medical and/or life insurance plans did not allow Mr. Jefferies’ continued participation, then we will be required to pay to Mr. Jefferies, in monthly installments, the monthly premium or premiums that had been payable by us covering the two-year period.

Timothy J. Blades

Mr. Blades’ contract requires notice by either the Company or Mr. Blades of three months. During this three month period Mr. Blades is required to work for the Company and the Company is required to pay Mr. Blades his salary at the rate pertaining at that time plus such other benefits that are provided under his employment contract. No other sums are payable.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2013:

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option
	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date
Carmine T. Oliva
	6,934	-	3.75	2/24/2014
	13,334	-	7.50	12/29/2015
	20,000	-	2.18	8/22/2018
	20,000	-	3.06	8/22/2018
	20,000	-	1.53	3/24/2019

Graham Jefferies
	10,667	-	3.75	2/24/2014
	13,334	-	7.50	12/29/2015
	20,000	-	2.18	8/22/2018
	20,000	-	3.06	8/22/2018
	20,000	-	1.53	3/24/2016

Timothy J. Blades	50,000	-	0.55	2/5/2023

Director Compensation

Each non-employee director is entitled to receive $1,000 per month as compensation for his or her services. In addition, each member of the Board chairing a standing committee is entitled to receive $500 per month as compensation for his or her services. Additional compensation is provided to each member of the Board for attendance in person at meetings or attendance of teleconference meetings. The rates for this compensation, up to and including September 2013, were $2,000 plus 1,000 shares in restricted stock issued for in-person attendance at meetings and $750 for attendance of teleconference meetings of thirty minutes or longer in duration. After September 2013 the rate for in-person attendance at meetings became $1,000 and 2,000 shares in restricted stock. The compensation of $750 for attendance of teleconference meetings remained unchanged. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2013:

		Restricted		2013 Total	2012 Total
	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards
Name	($)	($)(1)	($)	($)	($)
Laurence P. Finnegan, Jr. (2)	10,000	-	-	10,000	20,450
Otis W. Baskin (3)	31,000	2,800	-	33,280	31,120
Frank Russomanno	31,000	2,800	-	33,280	31,870
Julie Abraham	31,000	2,800	-	33,280	31,870

(1)	The dollar amount reflected is the value of the restricted shares issued on the date of issue. Awards are restricted to transfer for a six month vesting period.

(2)	At December 31, 2012, Mr. Finnegan held vested and unvested options to purchase an aggregate of 60,934 shares of common stock. At December 31, 2013, these options had lapsed under the terms of the option awards, which requires that options lapse three months after an employee or director leaves the Company. Mr. Finnegan retired from the Board in June 2013.

(3)	At December 31, 2013 and 2012, Mr. Baskin held vested and unvested options to purchase an aggregate of 52,668 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2014, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of the named executive officers in the summary compensation table contained above; and

●	all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or dispositive power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,713,337 shares of common stock outstanding as at December 31, 2013 and 10,719,337 shares of common stock outstanding as at April 14, 2014.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 2530, Meridian Parkway, Durham, North Carolina, 27713. Messrs. Oliva, Jefferies, Baskin and Russomanno and Ms. Abraham are current directors of EMRISE. Messrs. Oliva and Jefferies and Blades are named executive officers and current executive officers of EMRISE.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Carmine T. Oliva	461,318	(1)	3.6% (6)
Otis W. Baskin	84,121	(2)	*
Frank P. Russomanno	44,659		*
Julie A. Abraham	40,000		*
Graham Jefferies	77,780	(3)	*
Timothy J. Blades	50,000	(4)	*
All executive officers and directors as a group (6 persons)	757,878	(5)	4.8% (7)

*	Less than 1.00%
(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 73,334 shares underlying vested options.
(2)	Includes 39,334 shares underlying vested options.
(3)	Includes 73,334 shares underlying vested options.
(4)	Includes 50,000 shares underlying vested options.
(5) (6) (7)

Includes 236,002 shares underlying vested options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

Current shareholding as percentage of current shares in issue. If all current options are exercised holding is 4.3%.

Current shareholding as percentage of current shares in issue. If all current options are exercised holding is 7.1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

2000 plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	117,611	$6.17	1,882,389
Equity compensation plans not approved by security holders	-	-	-
2007 plan
Equity compensation plans approved by security holders	233,336	1.94	4,766,664
Equity compensation plans not approved by security holders	-	-	-
Total	350,947	$3.36	6,649,053

(1) Represents shares of common stock underlying options that are outstanding under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the year ended December 31, 2013.

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

The Board has determined that each of Messrs. Baskin and Russomanno and Ms. Abraham is independent in accordance with the definition of independence of the NYSE exchange because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under the NYSE rules. The Board has also determined that each member of the Audit Committee is independent.

The non-management members of the Board must meet at regularly scheduled executive sessions without management, with a non-management director presiding over each executive session. A presiding director for each session is selected by the board members in attendance at the session based upon the topics to be discussed at the session. The non-management directors can be contacted by calling the chairman of the audit committee. Further, if the non-management directors include directors who are not independent, then we should at least once a year schedule an executive session including only independent directors.

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

Item 14. Principal Accounting Fees and Services.

Fees and Services

Our principal accountants for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012 were BDO LLP, based in the United Kingdom and for the year ended December 31, 2011were BDO USA, LLP, based in the USA. The following table sets forth the aggregate fees billed to us by BDO LLP, and BDO USA, LLP, in 2013 and 2012, for professional services:

	BDO LLP		BDO USA LLP
Fee Category	2013	2012	2013	2012
Audit Fees	$283,000	$57,000	-	197,000
Audit-Related Fees	-	-	-	5,000
Tax Fees	16,000	18,000	41,000	47,000
All Other Fees	-	-	-	-
Total	$299,000	$75,000	41,000	249,000

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2013 and 2012 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2013 and 2012 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees in 2012 consisted of fees billed for professional services performed with respect to the retirement benefit plan audit and internal control documentation review.

Tax Fees. Tax fees for 2013 and 2012 consisted of fees billed for professional services for tax compliance, tax advice and tax planning and equity transaction related activities. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our principal accountant. Our audit committee also considers in advance whether or not to approve any non-audit services to be performed by the independent accounting firm required to be approved by the audit committee pursuant to any applicable rules and regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s current report on Form 8-K for July 13, 2004 and incorporated herein by reference)

2.2	Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.5	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 20, 2009 and incorporated herein by reference)

2.6	Asset Purchase Agreement by and among Astrodyne Corporation, RO Associates Incorporated and EMRISE Electronics Corporation dated March 22, 2010. The schedules to the Asset Purchase Agreement in this exhibit 2.11 have been omitted pursuant to Item 601(b) of Regulation S-K. A description of the omitted schedules is contained within the Asset Purchase Agreement. The Company hereby agrees to furnish a copy of any omitted schedule to the Commission upon request. (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference)

2.7	Stock Purchase Agreement, dated June 7, 2010, by and among Aeroflex Incorporated and EMRISE Electronics Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (Filed as an exhibit to the Registrant’s current report on Form 8-K for May 6, 2005 and incorporated herein by reference)

3.2	Amended and restated Bylaws of EMRISE Corporation (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held October 19, 2004 and incorporated herein by reference)

3.3	Amendment to Bylaws adopted by the Board of Directors of the Corporation on July 23, 2008 (Filed as an exhibit to the Registrant’s current report on Form 8-K for July 23, 2008 and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation of EMRISE Corporation, filed on November 19, 2008 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference)

10.1	1993 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.2	Employee Stock and Stock Option Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held June 11, 1998 and incorporated herein by reference)

10.3	1997 Stock Incentive Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the special meeting of stockholders held January 16, 2001 and incorporated herein by reference)

10.4	Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on August 31, and incorporated herein by reference)

10.5	Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Frank Russomanno, Julie Abraham, and Graham Jefferies (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 8, 2004 and incorporated herein by reference)

10.6	Description of Compensation of Directors (#) (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.7	Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.8	Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.9	Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.10	Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.11	Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.12	Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.13	Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.14	Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.15	Executive Employment Agreement dated November 1, 2007 by and between the Registrant and Carmine T. Oliva (#) (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference)

10.16	Executive Employment Agreement dated November 1, 2007 by and between the Company and Graham Jefferies (#) (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference)

10.17	Amendment No. 1 to Employment Agreement dated as of June 17, 2010 by and between Carmine T. Oliva and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference)(#)

10.18	Amendment No. 1 to Employment Agreement dated as of June 18, 2010 by and between Graham Jefferies and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference)(#)

10.19	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference)

10.20	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2005 and incorporated herein by reference)

10.21	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2005 and incorporated herein by reference)

10.22	2007 Stock Incentive Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held December 12, 2007 and incorporated herein by reference)

10.23	Credit Agreement by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates and GVEC Resource IV Inc dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.24	Security Agreement between EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.25	Patent Security Agreement between EMRISE Corporation, RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.26	Trademark Security Agreement between EMRISE Corporation, EMRISE Electronics Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.27	Revolver Loan Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.28	Term Loan A Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.29	Guaranty dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.30	Composite Debenture dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.31	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.32	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.33	Agreement for the Pledge of Account of Financial Instruments Relating to Shares of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.34	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.35	Going Concern Pledge (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.36	Form of Subordinated Secured Contingent Promissory Notes issued by the Company to Charles S. Brand, Thomas P. M. Couse, Joanne Couse and Michael Gaffney (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.37	Master Agreement, dated June 7, 2010, by and among EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference)

10.38	Credit Agreement, dated November 30, 2007, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, and RO Associates Incorporated and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.39	Amendment Number 1 to Loan Documents, dated August 20, 2008, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.40	Collateral Assignment of Rights under Purchase Agreement, dated August 20, 2008, by and among EMRISE Corporation, Emrise Electronics Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.41	Form of Stock Option Agreement issued to EMRISE Corporation’s directors and executive officers under 2007 Stock Incentive Plan (#)(Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.42	Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for April 9, 2009 and incorporated herein by reference)

10.43	Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resources IV Inc. (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.44	Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 12, 2009 and incorporated herein by reference)

10.45	Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for May 14, 2009 and incorporated herein by reference)

10.46	Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 and incorporated herein by reference)

10.47	Amendment Number 6 to Loan Documents, dated November 3, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference)

10.48	Amendment Number 7 to Loan Documents, dated November 13, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference)

10.49	Amendment Number 8 to Loan Documents dated as of December 31, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference) (±)

10.50	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Charles S. Brand (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.51	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Thomas P.M. Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.52	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.53	Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference) (±)

10.54	Amendment Number 10 to Loan Documents dated as of May 3, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.55	Amendment Number 11 to Loan Documents dated as of May 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.56	Amendment Number 12 to Loan Documents dated as of June 1, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.57	Amendment Number 13 to Loan Documents dated as of June 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.58	Amended and Restated Term Loan A Note, dated August 31, 2010, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.59	Amendment Number 14 to Loan Documents dated as of July 16, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.60	Amendment Number 15 to Loan Documents dated as of July 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.61	Amendment Number 16 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.62	Amended and Restated Security Agreement, dated as of August 31, 2010, by and among EMRISE Electronics Corporation, EMRISE Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., Charles S. Brand, Thomas P.M. Couse and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.63	Form of Amendment No. 2 to Subordinated Contingent Secured Promissory Notes issued by EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.64	Stock Issuance Agreement, dated August 31, 2010, by and between Charles Brand and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.65	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.66	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.67	Form of All Assets Debenture Given by Pascall Electronics Limited in Favour of Lloyds TSB Commercial Finance Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.68	Form of All Assets Debenture Given by XCEL Power Systems Limited in Favour of Lloyds TSB Commercial Finance Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.69	Warrant Purchase Agreement, dated August 30, 2010, by and among EMRISE Corporation and Private Equity Management Group, LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.70	Form of Separation and Release Agreement, dated August 31, 2010, by and between EMRISE Corporation and D. John Donovan (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.71	The English translation of a Factoring Agreement, dated September 20, 2010, by and between CXR Anderson Jacobson and Factocic S.A. (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.72	Business Financing Agreement, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and CXR Larus Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.73	Guaranty, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.74	Subordination Agreement, dated November 8, 2010 and executed November 15, 2010, by and between GVEC Resource IV, Inc and Private Equity Management Group LLC and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.75	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Charles S. Brand and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.76	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Thomas P.M. Couse and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.77	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Joanne Couse and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.78	Amendment Number 17 to Loan Documents dated as of February 8, 2012, by and among EMRISE Corporation, EMRISE Electronics Corporation and CXR Larus Corporation, GVEC Resources IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference)

10.79	Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference)

10.80	Amendment No. 3 to Subordinated Contingent Secured Promissory Note entered into by and between EMRISE Electronics Corporation and Charles Brand (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 12, 2012 and incorporated herein by reference)

10.81	Amendment No. 3 to Subordinated Contingent Secured Promissory Note entered into by and between EMRISE Electronics Corporation and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 12, 2012 and incorporated herein by reference)

10.82	Contract for the Sale of freehold land, dated February 28, 2013, by and among Longford Estates Limited (In Administration), Matthew James Cowlishaw and Richard Michael Hawes, and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2013 and incorporated herein by reference)

10.83	Mortgage Deed, dated February 28, 2013, by and between Lloyds TSB Bank and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2013 and incorporated herein by reference)

10.84	All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in Favour of Charles S. Brand*

10.85	All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in Favour of Charles S. Brand*

10.86	Business Loan Agreement, dated August 2, 2011, by and between Lloyds TSB Bank PLC and EMRISE Electronics Limited*

10.87	Business Loan Agreement, dated February 21, 2013, by and between Lloyds TSB Bank PLC and Pascall Electronics Limited*

10.88	Business Loan Agreement, dated March 28, 2014, by and between Lloyds TSB Bank PLC and EMRISE Electronics Limited*

14.1	Amended and Restated Code of Business Conduct and Ethics (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of BDO, LLP Independent Registered Public Accounting Firm *

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

100.1	The following financial information from EMRISE Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) consolidated balance sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the year ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014.

EMRISE CORPORATION

By:	/s/ Carmine T. Oliva
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/s/ Timothy J. Blades
Timothy J. Blades,
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive	April 15, 2014
Carmine T. Oliva	Officer (principal executive officer) and Director

/s/ Timothy J. Blades	Chief Financial Officer (principal financial	April 15, 2014
Timothy J. Blades	officer)

/s/ Graham Jefferies	President and Chief Operating Officer	April 15, 2014
Graham Jefferies	Director

/s/ Otis W. Baskin	Director	April 15, 2014
Otis W. Baskin

/s/ Frank P. Russomanno	Director	April 15, 2014
Frank P. Russomanno

/s/ Julie A. Abraham	Director	April 15, 2014
Julie A. Abraham

58

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Durham, North Carolina

We have audited the accompanying consolidated balance sheets of EMRISE Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO LLP

London, United Kingdom

April 15, 2014

EMRISE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,519
Accounts receivable, net of allowances for doubtful accounts of $70 at December 31, 2013 and $75 at December 31, 2012	7,435	6,784
Inventories, net	6,357	7,255
Deferred income taxes	46	128
Prepaid and other current assets	897	1,138
Total current assets	15,905	16,824
Property, plant and equipment, net	4,475	973
Goodwill	5,283	5,146
Intangible assets other than goodwill, net	457	584
Deferred tax assets	53	59
Restricted cash	-	407
Other assets	286	405
Total assets	$26,459	$24,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,201	$2,970
Accrued expenses	4,259	3,759
Lines of credit	1,196	1,122
Current portion of long-term debt	2,672	942
Income taxes payable	36	307
Other current liabilities	261	274
Total current liabilities	11,625	9,374
Long-term debt	2,664	3,033
Deferred income taxes	17	-
Other liabilities	992	896
Total liabilities	15,298	13,303

Commitments and contingencies (see note 17)	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,713,337 and 10,683,337 shares issued and outstanding at December 31, 2013 and 2012, respectively	128	128
Additional paid-in capital	44,205	44,177
Accumulated deficit	(31,924)	(31,532)
Accumulated other comprehensive loss	(1,248)	(1,678)
Total stockholders’ equity	11,161	11,095
Total liabilities and stockholders’ equity	$26,459	$24,398

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Net sales	$31,898	$34,047
Cost of sales	22,183	24,041
Gross profit	9,715	10,006

Operating expenses:
Selling, general and administrative	8,334	8,794
Engineering and product development	1,132	1,267
Total operating expenses	9,466	10,061
Income/ (Loss) from operations	249	(55)

Other income/ (expense):
Interest income	92	63
Interest expense	(534)	(388)
Other, net	(87)	522
Gain on early extinguishment of debt	-	275
Total other income/ (expense), net	(529)	472
(Loss)/Income before income taxes	(280)	417
Income tax provision	112	314
(Loss)/Income from continuing operations	(392)	103

Discontinued operations:
Loss from discontinued operations	-	(9)
Net income/(loss)	$(392)	$94
Other Comprehensive income
Foreign currency translation adjustment	430	388
Comprehensive income	38	482
Weighted average shares outstanding Basic and diluted	10,703	10,688

(Loss)/Income per share:
Basic and diluted
Continuing operations	$(0.04)	$0.01
Discontinued operations	$-	$-
Net income/(loss)	$(0.04)	$0.01

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance at December 31, 2011	10,683	$128	$44,162	$(31,626)	$(2,066)	$10,598
Stock-based compensation expense	15	-	15	-	-	15

Net income and comprehensive income	-	-	-	94	388	482
Balance at December 31, 2012	10,698	$128	$44,177	$(31,532)	$(1,678)	$11,095
Stock-based compensation expense	15	-	28	-	-	28

Net loss and comprehensive income	-	-	-	(392)	430	38
Balance at December 31, 2013	10,713	$128	$44,205	$(31,924)	$(1,248)	$11,161

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(392)	$94
Adjustments to arrive at net (loss)/income from continuing operations	-	9
Net (loss)/income from continuing operations	(392)	103

Reconciliation to net cash provided by/(used in) operating activities:
Depreciation and amortization	479	413
Provision for doubtful accounts	(8)	28
Provision for warranty reserve	30	230
Provision for inventory reserve	146	698
Deferred taxes	(165)	(25)
Loss on sale of assets	30	-
Amortization of debt premium	-	(34)
Stock-based compensation expense	28	15
Gain loss on extinguishment of debt	-	(275)

Changes in assets and liabilities:
Accounts receivable	(187)	(586)
Inventories	1,042	146
Prepaid and other assets	767	159
Accounts payable and accrued expenses	301	(268)
Operating cash flow provided by continuing operations	2,071	604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,615)	(254)
Proceeds from sale of subsidiary operations, net of cash	-	300
Net cash provided by/(used in) investing activities	(3,615)	46

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2177	-
Net borrowings from lines of credit	10	590
Repayments of long-term debt	(1,017)	(1,131)
Net cash provided by/(used in) financing activities	1170	(541)
Effect of exchange rate changes	25	605
Net (decrease)/increase in cash and cash equivalents	(349)	714
Cash and cash equivalents at beginning of period	1,519	805
Cash and cash equivalents at end of period	$1,170	$1,519

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-5

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$534	$388
Income taxes	$383	$136

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital leases	$531	$91

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

	2013	2012
Opening balance	$75	$123
Provision for Bad debt	40	28
Amounts written off	(19)	(39)

Amounts subsequently recovered	(29)	(40)
Translation adjustment	3	3
Closing balance	$70	$75

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s (’‘FASB’’) Accounting Standard Codification (“ASC”) Topic Number 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangible and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performs its annual required tests of impairment as of December 31. In performing the valuation, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market. The Company considered the results of an income approach in determining the fair value of the reporting units.

At December 31, 2013 and 2012, reported goodwill totaled $5.3 million and $5.1 million, respectively, all of which belonged to the electronic devices reporting unit. Based on the results of the first step in testing for goodwill impairment, the fair values of the electronic devices reporting unit exceeded its book values of the goodwill and therefore there was no indication of impairment and accordingly no impairment adjustments were recorded in 2013 or 2012.

The provisions of Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2012-02”), allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our indefinite-lived intangible assets are less than their carrying values. At December 31, 2013 and 2012, our reported indefinite lived intangible assets totaled $0.39 million and $0.38 million, respectively, all of which belonged to the electronic devices reporting unit. Based on the results of the qualitative assessment, it was concluded that it was more likely than not that the fair values of our indefinite-lived intangible assets exceeded their carrying values and therefore there was no indication of impairment and accordingly no impairment adjustments were recorded in 2013 or 2012. In the qualitative assessment we considered such factors as industry and market considerations, macroeconomic conditions and the underlying financial performance to which the value of the indefinite-lived assets is linked.

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

Stock-Based Compensation

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards. In accordance with FASB guidance on fair value, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees. Accordingly, the recognition of stock-based compensation expense has been reduced for estimated future forfeitures. FASB guidance requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. 50,000 stock options were granted during 2013 at a price equal to the market price at the date of issue. The fair value was calculated to be $19,000. No stock options were granted during 2012.

Income/(Loss) Per Share

Income/(Loss) per share is calculated according to FASB guidance which requires that basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. The average exercise price of the outstanding options was greater than the market price of the common stock throughout 2013 and 2012. As a result of this and the losses incurred in 2013, the potentially dilutive common shares have been excluded from the earnings per share computation for this period because their inclusion would have been anti-dilutive.

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

Foreign Currency Transactions

Transactions in currencies other than the functional currency of the underlying operation are recorded at the rates of exchange prevailing at the date of the transactions and recorded as a realized foreign currency gain or loss in the Statement of Operations. Unrealized and realized gains or losses, from foreign currency transactions are reflected in the consolidated statements of operations in accordance with the provision of FASB ASC 830 “Foreign Currency Matters’’. Included in other income/(expense) were net losses of $86,000 and $61,000 for the years ended December 31, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One customer represented 11.6% of total net sales in 2013 and this customer represented 10.8% of the Company’s total net sales during 2012.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. The Company maintains engineering departments which develop products, processes and techniques. The cost of research and development in 2013 was $1,132,000 and in 2012 the comparable cost was $1,267,000.

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $367,000 and $252,000 in 2013 and 2012 respectively. Shipping and handling costs recorded in selling, general and administrative expenses were $12,000 in 2013 and $11,000 in 2012.

Advertising Costs

Advertising costs are charged to expense as incurred. Because of the custom nature of the Company’s products and the high quality of the reputation that the Company enjoys there is minimal advertising spend for product promotion. Advertising costs for 2013 and 2012 were immaterial.

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

The Company adopted ASC topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure for these uncertain tax positions. As of December 31, 2013 and 2012, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

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

New Accounting Pronouncements

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company or are not anticipated to have a material impact on our consolidated financial statements

NOTE 2 - LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfil its short term needs and strategic plans. At December 31, 2013, the Company had a long term bank facility in the UK with Lloyds Bank which extended to August 2016. In April 2014 this loan was surrendered and a new, increased facility with the same bank totaling $1.8 million was drawn down. This loan has a covenant that links to the net worth of the UK holding Company. The Company was in compliance with existing covenants at both December 31, 2013 and 2012. Further detail of this borrowing is set out below.

At December 31, 2013, the Company had promissory notes totaling $2.277 million which were due for redemption during 2014. Subsequent to the year end the Company has redeemed these notes through the payment of $300,000 on March 15, 2014 with the balance of the principal and accrued interest being paid on April 7, 2014. The funds to enable the Company to redeem the promissory notes were generated from the new loan of $1.8 million plus existing cash generated from profits.

Short-term credit facilities are heavily dependent upon the sales and underlying profitability of the Company’s subsidiaries. Credit facilities for the operating subsidiaries are a function of accounts receivable. In the first quarter of 2013, the Company purchased the property occupied by one of the UK subsidiaries (see note 21). The Company negotiated a bank loan of $2.1 million secured by a mortgage over the property and utilized $0.6 million of cash generated from operations to make this purchase. There are no other major capital expenditure plans which will absorb working capital and management considers that the current level of working capital is adequate for the Company’s current requirements. The majority of the Company’s cash is held by its foreign subsidiaries. The net worth covenant which pertains to the Lloyds Bank loan, described above, imposes practical limitations on the amounts that may be repatriated for use in paying corporate expenses and paying corporate debt. The overseas companies pay management charges to the parent Company for management services and brand name use and also pay dividends if and when appropriate.

As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of December 31, 2013 and March 31, 2014 and the Company continues to experience good booking levels to support future shipments. In order to support future expected growth, the Company plans to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development. The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations. The Company’s promissory notes which were originally to be repaid in tranches through 2014 starting with $300,000 in March 2014 and culminating with a payment of $1.7 million in December 2014 were repaid on April 7, 2014. At March 28, 2014, a new three (3) year loan facility had been negotiated with Lloyds Bank giving the Company access to additional funds of approximately $1,150,000. This money was drawn down on April 1, 2014. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments.

NOTE 3 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Test Product Line

During the first quarter of 2012, the sale of the test equipment product line closed and the Company recognized a loss on disposal of $9,000. During the fourth quarter of 2011, CXR Larus committed to the sale of the Test Product Line.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31, (in thousands):

	December 31, 2013	December 31, 2012
Gross Inventory
Raw materials	$6,697	$6,369
Work-in-process	1,553	1,989
Finished goods	2,799	3,361
Total gross inventories	$11,049	$11,719

Inventory Reserve
Raw materials	$3,150	$2,986
Work-in-process	431	389
Finished goods	1,111	1,089
Total reserve	$4,692	$4,464

Net Inventory
Raw materials	$3,547	$3,383
Work-in-process	1,122	1,600
Finished goods	1,688	2,272
Total net inventories	$6,357	$7,255

The movement in the Inventory reserve was as follows:

Inventory reserve at January 1	$4,464	$3,788
Current year reserve	583	698
Written off in year	(438)	(148)
Foreign currency translation	83	126
Inventory reserve at December 31	$4,692	$4,464

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, (in thousands):

	2013	2012
Land and buildings	$3,401	$227
Machinery, equipment and fixtures	3,407	3,112
Leasehold improvements	731	646

	7,539	3,985
Accumulated depreciation and amortization	(3,064)	(3,012)
Total property, plant and equipment	$4,475	$973

The net book value of assets held under capital leases at December 31, 2013 and 2012 totaled $318,000 and $411,000, respectively, after accounting for depreciation in the year of $117,000 and $112,000, respectively. The Company recorded depreciation expense associated with its property, plant and equipment of $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $5.3 million and $5.1 million at December 31, 2013 and 2012, respectively, all of which was associated with its electronic devices reporting unit.

The Company performed its annual impairment test for goodwill for the electronic devices reporting unit as of December 31, 2013 and 2012. In performing the valuations, the Company used cash flows that reflected management’s forecasts, an assessment of the current backlog and anticipated orders and discount rates that reflect the risks associated with the current market. The Company considered the results of an income approach in determining the fair value of the reporting unit discounting the projected cash flows at the Company’s weighted average cost of capital to determine the fair value for the electronic devices reporting unit. For the income approach, growth at rates between 3% and 5% per annum was assumed as a result of expected shipments on existing contracts and future opportunities. The projected cash flows were discounted at the Company’s weighted average cost of capital of 15% to determine the fair value for the electronic devices reporting unit.

Based on the results of this testing at December 31, 2013, the fair values of the electronic devices reporting unit exceeded its book values.

The following table reflects changes in the Company’s goodwill balances for continuing operations, for the year ended December 31, 2013 and 2012 (in thousands):

Electronic Devices
Balance at December 31, 2011	4,970
Foreign currency translation	176
Balance at December 31, 2012	$5,146
Foreign currency translation	137
Balance at December 31, 2013	$5,283

Other intangible assets consist primarily of trademarks, trade names and technology acquired. The original cost and accumulated amortization of these intangible assets from continuing operations consisted of the following at December 31 (in thousands):

	2013			2012
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total
Intangibles with definite lives:

Technology acquired	$-	$1,150	$1,150	$-	$1,150	$1,150
Customer relationships	-	200	200	-	200	200
Covenant-not-to-compete	200	-	200	200	-	200
Backlog	200	-	200	200	-	200
	400	1,350	1,750	400	1,350	1,750
Accumulated amortization	(400)	(1,282)	(1,682)	(400)	(1,147)	(1,547)
Carrying value	-	68	68	-	203	203

Intangibles with indefinite lives:

Trademarks and trade names	500	-	500	500	-	500
Foreign currency translation	(111)	-	(111)	-	-	(119)
Trademarks and trade names	389	-	389	381	-	381
Total intangible assets, net	$389	$68	$457	$381	$203	$584

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company re-evaluates the carrying value of identifiable intangible and long-lived assets, except for trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No events or changes in circumstances occurred during 2013 or 2012 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets with definite lives is estimated to be approximately $68,000 in 2014. This will eliminate the carrying value by June 30, 2014. The Company’s current definite lived intangible assets have an average remaining useful life of approximately 6 months.

NOTE 7 - ACCRUED LIABILITIES

Accrued expenses as of December 31, consisted of the following (in thousands):

	2013	2012
Accrued payroll and benefits	$1,136	$638
Pension obligation (see note 16)	455	453
Advance payments from customers, current portion	694	314
Warranty reserve	675	548
Foreign currency exposure provision	321	315
Accrued taxes (other than income taxes)	125	513
Accrued engineering contract costs	501	559
Other accrued expenses	352	419
Total accrued expenses	$4,259	$3,759

No other individual item represented more than 5% of total current liabilities.

NOTE 8 - OTHER LIABILITIES

The Company has an obligation to a former owner of a business, which was once owned by the Company, to pay an inflation linked monthly sum for the remaining life of the former owner. The liability is calculated by reference to actuarial data relating to life expectancy. The expected payments are discounted by the Company’s weighted average cost of capital. The liability at December 31, 2013 was $697,000. This is split between current and long term liabilities, with $261,000 included in ‘Other current liabilities’, and $436,000 in ‘Other liabilities’. At December 31, 2012, the comparative figures were: $274,000 in ‘Other current liabilities’, and $415,000 in ‘Other liabilities’.

NOTE 9 - FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

	All amounts are in $ thousands
Lines of credit	December 31, 2013	December 31, 2012
Lloyds TSB Commercial Finance	443	37
FACTOCIC	753	964
Bridge Bank	-	121
Total lines of credit	$1,196	$1,122

Long-term debt	December 31, 2013	December 31, 2012
Lloyds TSB term loan	711	928
Lloyds TSB mortgage	2,255	-
Promissory notes payable	2,277	2,877
Capital lease obligations	93	170
	5,336	3,975
Current portion of long-term debt	(2,672)	(942)
Long-term debt	$2,664	$3,033

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance Limited (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.5 million based on the exchange rate on December 31, 2013), in each case at an advance rate of 88% for UK customers and 85% for invoices issued to customers outside the UK. The facility carries a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The interest and service charge are paid monthly. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds. At December 31, 2013, Lloyds had approved invoices totaling £3,384,000 as eligible for discounting yielding potential draw-down of $2,942,000. As of December 31, 2013, outstanding borrowings under the Receivable Finance Agreements were $443,000 and unutilized capacity for borrowing was $2,498,000. At December 31, 2012, borrowings under this facility were $42,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.9 million based on the exchange rate on December 31, 2013) at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%. As of December 31, 2013, CXR AJ had the equivalent of $753,000 of outstanding borrowings under the CIC Agreement (2012, $964,000). The total of accounts receivable at the year-end was $2,300,000. The accounts receivable which had been financed under this arrangement were $920,000 and $1,070,000 at December 31, 2013 and 2012, respectively.

Bridge Bank

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%. To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral. As of December 31, 2012, CXR Larus had outstanding borrowings of $121,000 under the Business Financing Agreement. The related accounts receivable which had been financed under this arrangement were $151,000 at December 31, 2012. CXR Larus withdrew from this finance facility during 2013 and therefore there was no amount outstanding at the year-end.

NOTE 10 - DEBT

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into an agreement for a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As a condition to issuing the Lloyds Term Loan, the two operating subsidiaries of EEL, being Pascall and XCEL, were required to provide the sterling equivalent of $202,500 to an escrow account in each subsidiary’s name. The agreement required the funds to be held in escrow. Since the timing of release of the restricted funds was uncertain and Lloyds Bank could renew the restriction annually for the term of the loan, the total amount of £250,000 ($405,000 based on the exchange rate at December 31, 2012) was included in the accompanying balance sheet as a non-current asset at December 31, 2012. These sums were released from escrow during 2013. The Lloyds Term Loan bore interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at the time of borrowing. Principal and interest were payable monthly over 60 months commencing one month after the date of borrowing. The Lloyds Term Loan was subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and was scheduled to increase annually by not less than £200,000. The Company was in compliance with this covenant at both December 31, 2013 and 2012. As of December 31, 2013, £431,000 ($711,000 based on the exchange rate at December 31, 2013) was outstanding under the Lloyds Term Loan. At December 31, 2012, £560,000 or $928,000 was outstanding, based on the exchange rate at December 31, 2012. On April 1, 2014, the Company replaced this loan with a new three year loan with Lloyds Bank of £1.1 million (approximately $1.8 million, using the exchange rate at March 31, 2014). The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of the EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.3 million using the exchange rate at March 31, 2014). The value of this net worth covenant increases by approximately $400,000 each calendar year.

Lloyds TSB Mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.3 million at the rate of exchange on December 31, 2013) to purchase the property occupied by Pascall. This mortgage is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.9 million and $0.5 million respectively, using the exchange rate at December 31, 2013). At December 31, 2013, the consolidated net worth of EEL, as defined by the loan agreement, was £6.1 million and the profit for the year ended December 31, 2013 was £0.7 million. The Company met these covenants at December 31, 2013. As of December 31, 2013, the loan balance outstanding was $2.3 million. The carrying cost of the property is $3.1 million.

Promissory Notes payable

The promissory notes were subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to the term loan from Lloyds TSB described above. Since the date of issuance the notes have been amended numerous times, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Interest was payable quarterly through to the Maturity Date. Principal payments of $300,000 were due on March 15, 2014, and September 15, 2014 with the outstanding principal balance of $1.7 million due at the Maturity Date. At December 31, 2013, the outstanding principal balance under the Amended Subordinated Contingent Notes was $2,277,000. Subsequent to the year end, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through December 31, 2015. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method.

Principal maturities related to debt, as of December 31, 2013, were as follows (in thousands):

	Lloyds mortgage	Lloyds Term Loan	Promissory notes Payable	Capitalized Lease Obligations	Total
Year ending December 31,
2014	$73	$252	$2,277	$69	$2,671
2015	76	269	-	24	369
2016	81	190	-	-	271
2017	85	-	-	-	85
2018	90				90
2019 and beyond	1,850	-	-	-	1,850
	$2,255	$711	$2,277	$93	$5,336

NOTE 11 - STOCK-BASED COMPENSATION

At December 31, 2013, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the Board of Directors (the “Board”) of the Company. All stock-based compensation plans were approved by the Company’s Board.

Description of Stock Option Plans

The Company has five stock option plans, the following two of which continue to be available for issuance:

●	The 2000 Stock Option Plan was adopted by the Board in November 2000 and approved by the stockholders on January 16, 2001. The Board adopted the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant. The Board does not intend to issue any additional options under this plan.

●	The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof. Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan. Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant. However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of the Company’s stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant. The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant. SARs will be settled in shares of common stock. Restricted stock may have a price as determined by the administrator. Restricted stock units entitle the holder to receive vested shares of common stock. Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred. Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria. Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

Stock option activity for the years ended December 31, 2013 and 2012 was as follows:

	2013		2012
	Shares (in 000’s)	Weighted Average Exercise Price	Shares (in 000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	449	$3.56	513	$3.61
Granted	50	$0.55	-	$-
Exercised	-	$-	-	$-
Forfeited (including expirations)	(148)	$3.01	(64)	$4.00
Outstanding, end of year	351	$3.36	449	$3.56
Exercisable, end of year	351	$3.36	449	$3.56

As of December 31, 2013, the Company had 351,000 fully-vested stock options, with a weighted average exercise price of $3.36 and remaining term of 4.1 years.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Options	Average Remaining	Average Exercise	Options	Average Exercise
Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$0.01 to $1.00	50	9.0	$0.55	50	$0.55
$1.01 to $3.00	117	4.4	$1.90	117	$1.90
$3.01 to $5.00	108	2.9	$3.33	108	$3.33
$5.01 to $7.50	76	2.0	$7.50	76	$7.50
Total options	351			351

Total stock-based compensation expense included in wages, salaries and related costs was $27,500 and $15,600 for the year ended December 31, 2013 and 2012, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2013, the Company had no unrecognized compensation expense related to stock option grants, to be recognized over future years.

Included within the stock-based compensation expense, under the 2007 Plan, restricted stock was awarded to the members of the Board as partial compensation for Board meeting attendance. Restricted stock compensation expense of $8,000 was recorded during the year ended December 31, 2013. In 2012 the equivalent expense was $9,000. The stock option charge for 2013 and 2012 was $19,000 and $6,000 respectively.

NOTE 12 – WARRANTS

There were no warrants outstanding at December 31, 2013 or 2012.

NOTE 13 - NET INCOME/ (LOSS) PER SHARE

Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average common shares outstanding during a period. Diluted income/(loss) per share is based on the treasury stock method and includes the dilutive effect of stock options outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The average stock option price of options outstanding at the year- end exceeds the market value. As a result of this and the losses from continuing operations incurred by the Company in 2013, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.

NUMERATOR:
Net income/(loss)	$(392)	$94
DENOMINATOR:
Basic weighted average common shares outstanding	10,703	10,688
Effect of dilutive securities:
Dilutive stock options and warrants	-	-
Diluted weighted average common shares outstanding	10,703	10,688

Basic (loss)/earnings per share	(0.04)	0.01

Diluted (loss)/earnings per share	(0.04)	0.01

The following table shows the common stock equivalents that were outstanding as of December 31, 2013 and 2012, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of December 31, 2013	351,000	$ 1.31 - 7.50
As of December 31, 2012	449,000	$ 1.31 - 7.50

NOTE 14 - INCOME TAXES

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

The Company’s income from continuing operations before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2013	2012
Earnings (loss) before income taxes:

U.S.	$(2,040)	$(2,659)
Foreign	1,760	3,076
Earnings (loss) before income taxes	$(280)	$417

The Company’s provision for income taxes on continuing operations consisted of the following for the years ended December 31 (in thousands):

	2013	2012
Current:

Federal	$-	$-
State	-	11
Foreign	172	320
Total current	172	331

Deferred:

Federal	-	-
State	-	1
Foreign	(60)	(17)
Total deferred	(60)	(17)
Total provision for income taxes	$112	$314

Income tax expense on continuing operations differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2013	2012
Federal income tax at statutory rates	$(121)	$143
State income taxes, net of federal benefit	-	11
Foreign income taxes	(461)	(744)
Changes in valuation allowances	521	287
Foreign income inclusion - IRC 956	165	607
Permanent differences	8	10
	$112	$314

As a result of the Company’s extensive net operating loss carry-forwards in the United States and France and certain tax credits for research and development expense in the United Kingdom and France the Company paid no United States federal income tax in 2013 or 2012 and no foreign income tax in France in 2013 or 2012. The Company paid foreign income taxes in the United Kingdom for 2013 and 2012.

The Company’s business is subject to regulations under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. The majority of the earnings and profits of the Company’s foreign subsidiaries are deemed to have been distributed to the United States, with the exception of undistributed earnings of approximately $1.4 million which have not been taxed in the U.S. and which are deemed to have been reinvested indefinitely outside the United States. These earnings will continue to be indefinitely reinvested but could become subject to an additional tax charge if they were remitted as dividends or were loaned to the Company. No deferred taxes have been provided on these earnings.

Under the terms of the promissory notes described in Note 10, the Company’s foreign subsidiaries had issued guarantees on U.S. credit facilities and, as a result, under Section 956 of the Code, had been deemed to have distributed some of their earnings to fund U.S. operations.  Subsequent to December 31, 2013, the promissory notes have been redeemed and these guarantees no longer apply. Further, certain of the Company’s foreign subsidiaries have advanced cash funds to the U.S. entities to meet cash needs. This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through the utilization of available net operating loss carry-forwards and foreign tax credits.

The Company had U.S. federal net operating loss carry-forwards of approximately $13.8 million as of December 31, 2013 which will expire at various dates beginning in 2014 through 2033. The use of the net operating carry-forwards for state tax purposes is governed by rules specific to each state. As of December 31, 2013 and 2012, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carry-forward period are changed.

In addition, the Company has approximately €1.8 million in net operating loss carry forwards at CXRAJ, its French operating unit, which can be used to offset tax arising on future profits at this subsidiary.

As a result of the Company’s extensive net operating loss carry-forwards and certain tax credits for research and development expense both in the United States and abroad apart from Delaware taxes the Company paid no United States federal income tax in 2013 and no foreign income tax in France in 2013, 2012 or 2011. The Company paid foreign income taxes in the United Kingdom for 2013 and 2012.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2013	2012
Current deferred tax assets:

Allowance for doubtful accounts	$5	$1
Inventory reserves and uniform capitalization	982	661
Other accrued liabilities	91	178
	1,078	840
Valuation allowance-current deferred tax assets	(1,032)	(712)
Total current deferred tax assets	46	128

Long-term deferred tax assets:

Depreciation on property, plant & equipment	26	142
Non-qualified stock option expense	13	3
Deferred compensation	240	246
Deferred income	3	-
Tax credits	55	114
Net operating loss carry-forwards	6,900	5,095
Other, net	448	45
	7,685	5,645
Valuation allowance-long-term deferred tax assets	(7,632)	(5,586)
Total long-term deferred tax assets	53	59

Deferred tax liabilities:

Intangible assets other than goodwill	(17)	-
Total deferred tax assets (long-term)	36	-
Net deferred tax assets	$82	$187

The adoption of ASC 740-10 Income Taxes-Tax Positions did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. The Company has not recognized benefits for any uncertain tax positions that it believes would be more-likely-than-not upheld in an examination by any tax authorities. The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company’s policy on classification of any interest and penalties relating to unrecognized income tax positions, is to classify interest as interest expense and penalties as other expenses. No interest or penalties were recognized during 2013 or 2012.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2009 and 2008, respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2012, and for France for years prior to 2009.

NOTE 15 - OPERATING SEGMENTS

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

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses. Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2013	2012
Net sales
Electronic devices	$21,717	$24,036
Communications equipment	10,181	10,011
Total	$31,898	$34,047
Gross profit
Electronic devices	$6,280	$7,085
Communications equipment	3,435	2,921
Total	$9,715	$10,006
Depreciation and amortization
Electronic devices	$288	$237
Communications equipment	176	172
All other	10	4
Total	$474	$413
Operating income (loss)
Electronic devices	$2,681	$3,355
Communications equipment	46	(703)
Corporate and other	(2,478)	(2,707)
Total	$249	$(55)

	December 31, 2013	December 31, 2012
Total assets
Electronic devices	$20,134	$17,222
Communications equipment	6,266	7,018
Corporate and other	59	158
Total	$26,459	$24,398

One customer of the electronic devices segment accounted for 11.6% of total sales in 2013. This customer accounted for 10.8% of sales in 2012. No other customer in either segment accounted for 10% or more of net sales during 2013 or 2012.

The Company’s segments operate in different geographic areas. The following table is a summary of the Company’s net sales by geographic area of origination for the year ended December 31 (in thousands):

	2013		2012
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment
United States	$-	$1,465	$-	$1,712
United Kingdom	21,717	-	24,036	-
France	-	8,716	-	8,299
Total net sales	$21,717	$10,181	$24,036	$10,011

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%. Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area at December 31 (in thousands):

	2013	2012
United States	$1,022	$1,426
United Kingdom	20,134	17,222
France	5,303	5,750
Total assets	$26,459	$24,398

NOTE 16 - RETIREMENT PLANS

The Company contributes to 401K deferred tax plans covering substantially all U.S. domestic employees. The Company’s contributions to these plans were $3,000 and $5,000 in the years ended December 31, 2013 and 2012, respectively. In the UK, the Company contributes to certain defined contribution pension plans for eligible employees who choose to join the schemes. The rates of the Company contributions range from 2% to 8% of eligible earnings. The Company’s contributions to these UK pension plans were $535,000 in 2013 and $439,000 in 2012.

The Company’s subsidiary in France has a retirement plan. Employee benefits are based on years of service and the employees’ compensation during their employment. The plan does not have specifically identified, segregated assets but the projected cost has been accrued in these accounts and the projected benefit obligation is included in accrued liabilities. The liabilities are calculated by external actuarial consultants. No contributions were paid in either of the periods presented. The actuarially computed components of net periodic benefit cost included the following components for the years ended December 31, (in thousands):

	2013	2012
Service costs	$20	$16
Interest costs	13	16
Amortization of unrecognized prior service cost	4	3
Net periodic pension expense	$37	$35

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$453	$337
Service cost	20	16
Interest cost	13	16
Exchange rate movement	20	7
Actuarial (gain)/loss	(51)	77
Projected benefit obligation, end of year	$455	$453
Unfunded status	$455	$453
Unrecognized loss	-	-
Net amount recognized	$455	$453

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2013	2012
Discount rate	3.15%	2.8%
Average remaining service life at year end	13.1 yrs.	12.8 yrs.
Average rate of future compensation increase	2.0%	2.0%

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from freehold sites and from leased facilities under operating leases that expire at various dates from 2014 through 2033. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, was $0.3 million for 2013 and $0.7 million for 2012.

At the year end the future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year were as follows:

Year ending December 31,	Amount
2014	$448
2015	373
2016	316
Thereafter	3,024
Total	$4,161

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

NOTE 18 - RELATED PARTIES

Notes payable to Former Shareholders of ACC

Promissory notes were issued in May 2008 in connection with the acquisition of ACC, a company acquired and subsequently sold by the Company. Since the date of issuance, such notes were amended on numerous occasions (the “Amended Subordinated Contingent Notes”) and subsequent to the year-end some of the promissory notes were transferred to a third party with no prior relationship with the Company. The note holders own shares in the Company and, therefore, are deemed to be related parties. The total balance of the Amended Subordinated Contingent Notes at December 31, 2013 was $2.3 million. The Amended Subordinated Contingent Notes bear interest at the prime rate, as reported in The Wall Street Journal, plus 4% and mature on December 15, 2014 (“2014 Maturity Date”). Interest is payable quarterly through the 2014 Maturity Date. Payments of principal were made in January and September 2013. On April 7, 2014, the Company repaid the outstanding balance due under the Amended Subordinated Contingent Notes. There were no penalties or settlement discount arising from redeeming the promissory notes ahead of schedule.

Other related parties

There are no guarantees by, fees paid to, or loans to or from officers or directors of the Company other than the compensation disclosed in Part III of this Report.

NOTE 19 - FAIR VALUE MEASUREMENTS

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

Cash, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of December 31, 2013, the Company did not have any material financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

Fair values used in the Company’s goodwill impairment reviews are measured mostly by using Level 3 inputs as defined in the fair value hierarchy.

NOTE 20 - CASUALTY LOSS

The Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of its premises as a result of a fire in 2010. Building, inventory and equipment were impaired or totally destroyed. The Company’s insurers met immediate costs to replace or repair assets. Income of $300,000, for actual and anticipated proceeds in excess of the net book value of assets lost, was recognized in 2011. Further sums were payable and the remaining amount recognized in the Statement of Operations for the year ended December 31, 2012 was $473,000.

NOTE 21 - SUBSEQUENT EVENTS

As noted above on April 7, 2014, the Company repaid the outstanding balance due under the Amended Subordinated Contingent Notes to the value of $ 2.277 million and a new, fixed interest rate, three year term loan from Lloyds Bank was negotiated and drawn down on April 1, 2014.

The new loan facility from Lloyds Bank was signed on March 28, 2013 and cash was drawn down on April 1, 2014. This loan replaced the existing term loan from Lloyds Bank which at the time it was replaced had a balance of approximately $0.7 million outstanding. The new term loan was for approximately $1.8 million giving the Company a net, new facility, of approximately $1.1 million. The new loan has a fixed interest rate of 6.6% and repayments of capital are due over 36 equal monthly sums. This new loan combined with existing cash facilities was used to repay the promissory notes. These notes were scheduled for redemption in December 2014 but the new loan enabled the Company to redeem the notes early without penalty.

