Form 10-Q
period 2014-03-31
EMRISE Corp
filed 2014-05-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2530 Meridian Parkway

Durham, North Carolina 27713

(Address of principal executive offices)

(408) 200-3040

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 15, 2014 was 10,719,337.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

2

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,685	$1,170
Accounts receivable, net of allowances for doubtful accounts of $68 at March 31, 2014 and $70 at December 31, 2013	6,983	7,435
Inventories	6,761	6,357
Current deferred tax assets	83	46
Prepaid and other current assets	664	897
Total current assets	17,176	15,905
Property, plant and equipment, net	4,548	4,475
Goodwill	5,325	5,283
Intangible assets other than goodwill, net	426	457
Deferred tax assets	33	53
Other assets	258	286
Total assets	$27,766	$26,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,244	$3,210
Accrued expenses	4,447	4,259
Lines of credit	2,673	1,196
Current portion of long-term debt	2,444	2,672
Income taxes payable	22	36
Other current liabilities	262	261
Total current liabilities	13,092	11,265
Long-term debt	3,198	2,664
Deferred income taxes	28	17
Other liabilities	969	992
Total liabilities	17,287	15,298
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,719,337 and 10,713,337 issued and outstanding at March 31, 2014 and December 31, 2013 respectively.	128	128
Additional paid-in capital	44,210	44,205
Accumulated deficit	(32,709)	(31,924)
Accumulated other comprehensive loss	(1,150)	(1,248)
Total stockholders’ equity	10,479	11,161
Total liabilities and stockholders’ equity	$27,766	$26,459

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$7,757	$7,691
Cost of sales	5,758	5,414
Gross profit	1,999	2,277
Operating expenses:
Selling, general and administrative	2,335	2,350
Engineering and product development	316	295
Total operating expenses	2,651	2,645
Loss from operations	(652)	(368)
Other income (expense):
Interest income	34	21
Interest expense	(136)	(118)
Other, net	(9)	(103)
Total other expense, net	(111)	6
Loss before income taxes	(763)	(362)
Income tax expense	22	166
Net Loss	(785)	(528)
Foreign currency translation adjustment	98	(689)
Comprehensive loss	$(687)	$(1217)

Weighted average shares outstanding
Basic and diluted	10,715	10,698
Loss per share:

Basic and Diluted	$(0.07)	$(0.05)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785)	$(528)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	141	115
Loss on sale of property, plant & equipment	-	3
Provision for doubtful accounts	12	28
Provision for warranty reserve	188	50
Provision for inventory reserve	59	236
Provision for income taxes	(6)	109
Stock-based expense	5	-
Changes in assets and liabilities:
Accounts receivable	1,090	(585)
Inventories	(566)	317
Prepaid and other assets	(350)	863
Accounts payable and accrued expenses	94	716
Operating cash flow (used in) provided by operating activities	(118)	1,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(148)	(2,976)
Net cash used in investing activities	(148)	(2,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Building loan and mortgage	-	2,124
Net borrowings from lines of credit	1,467	(337)
Proceeds of loan from BPIFrance and capital leases	685	-
Repayments of current portion of long-term debt	(407)	(394)
Financing cash flow provided by financing activities	1,745	1,393
Effect of exchange rate changes on cash	36	(181)
Net increase (decrease) in cash and cash equivalents	1,515	(440)
Cash and cash equivalents at beginning of period	1,170	1,519
Cash and cash equivalents at end of period	$2,685	$1,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for:
Interest	$136	$118
Income Taxes	$148	$108

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital leases	$410	$53

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the related interim periods ended March 31, 2014, and 2013. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014.

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

Loss per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period. Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. As a result of the losses from continuing operations incurred by the Company for the three months ended March 31, 2014 and 2013, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
NUMERATOR:
Net loss	$(785)	$(528)
DENOMINATOR:
Basic weighted average common shares outstanding	10,715	10,668
Diluted weighted average common shares outstanding	10,715	10,668
Basic and diluted loss per share	$(0.07)	$(0.05)

The following table shows the common stock equivalents that were outstanding as of March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of March 31, 2014	309,342	$0.55 – $7.50
As of March 31, 2013	402,282	$0.55 – $7.50

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

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds Bank which extends to April 2017 and a 20 year loan and related mortgage of $2.25 million also with Lloyds Bank. The UK term loan from Lloyds Bank has a covenant that links to the net worth of the UK subsidiaries of the Company. Further details of these borrowings are set out below.

NOTE 3 — STOCK-BASED COMPENSATION

The Company has five stock option plans, the following two of which, continue to be available and these are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

●	Amended and Restated 2000 Stock Option Plan; and

●	2007 Stock Incentive Plan.

The Company’s board of directors (the “Board”) does not intend to issue any additional options under the Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $5,000 for the three months ended March 31, 2014 and $3,000 for the three months ended March 31, 2013. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2014, the Company had no unrecognized compensation expense related to stock option grants. At March 31, 2013, the unrecognized compensation expense was $16,000.

No restricted stock was awarded under the 2007 Stock Incentive Plan to the members of the Board during the period.

NOTE 4 — OPERATING SEGMENTS

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net sales
Electronic devices	$5,162	$5,509
Communications equipment	2,595	2,182
Total net sales	$7,757	$7,691
Operating income (loss)
Electronic devices	$180	$625
Communications equipment	23	(256)
Corporate and other	(855)	(737)
Total operating income (loss)	$(652)	$(368)

	March 31, 2014	December 31, 2013
Total assets
Electronic devices	$19,356	$20,134
Communications equipment	6,183	6,266
Corporate and other	2,227	59
Total assets	$27,766	$26,459

NOTE 5 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. Two customers accounted for 11.0% and 10.3% of total sales in the quarter to March 31, 2014, and these two customers accounted for $1,089,000 of accounts receivable at the period end. At May 12, 2014, $499,000 of this sum had been received since the period end; this payment schedule is in accordance with the Company’s normal terms of business with these customers. The same two customers each represented ten percent or more of the Company’s total net sales during three months ended March 31, 2013.

The following table reflects the changes in the Company’s doubtful accounts reserve during the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Balance at December 31,	$70	75
Additional reserve for three months	12	1
Recoveries	(14)	-
Accounts receivable written off	-	(6)
Foreign currency translation	-	(3)
Balance at March 31,	$68	67

NOTE 6 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Gross Inventory
Raw materials	$6,656	$6,697
Work-in-process	1,928	1,553
Finished goods	3,204	2,799
Total gross inventories	$11,788	$11,049

Inventory Reserve
Raw materials	$3,099	$3,150
Work-in-process	504	431
Finished goods	1,161	1,111
Total reserve	$4,764	$4,692

Net Inventory
Raw materials	$3,557	$3,547
Work-in-process	1,424	1,122
Finished goods	2,043	1,688
Total net inventories	$7,024	$6,357

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, (in thousands):

	March 31, 2014	December 31, 2013
Land and buildings	$3,425	$3,401
Machinery, equipment and fixtures	3,550	3,407
Leasehold improvements	770	731

	7,745	7,539
Accumulated depreciation and amortization	(3,197)	(3,064)
Total property, plant and equipment	$4,548	$4,475

The Company recorded depreciation expense associated with its property, plant and equipment of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 — GOODWILL

The following table reflects changes in goodwill balances for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at December 31,	$5,283	5,146
Foreign currency translation	42	(233)
Balance at March 31,	$5,325	4,913

The goodwill all relates to the electronic devices segment of the business.

NOTE 9 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at December 31,	$457	584
Amortization	(34)	(34)
Foreign currency translation	3	(23)
Balance at March 31,	$426	527

The intangible assets constitute trademarks, trade names and technology acquired.

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

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 23% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States in the period. The tax charges in the three months ended March 31, 2014 and the three months ended March 31, 2013, are entirely attributable to the taxable profits generated by the Company’s U.K. subsidiaries. In the three months ended March 31, 2014, the UK subsidiaries generated a profit after interest of less than $0.1 million. The first quarter profits generated in the UK in 2013 were $0.6 million.

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

As of March 31, 2014, the Company had not recorded any net unrecognized tax benefits. The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months ended March 31, 2014. As of March 31, 2014, the Company had no accrual for interest or penalties.

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

All amounts are in $ thousands

	March 31, 2014	December 31, 2013
Lines of credit
Lloyds TSB Commercial Finance	1,893	443
FACTOCIC	780	753
Lines of credit	$2,673	$1,196

	March 31, 2014	December 31, 2013
Long-term debt
Lloyds term loan	654	711
Lloyds Mortgage	2,254	2,255
BPIFrance loan	275	-
Promissory Notes payable	1,977	2,277
Capital lease obligations	482	93
	5,642	5,336
Current portion of long-term debt	(2,444)	(2,672)
Long-term debt	$3,198	$2,664

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.2 million based on the exchange rate on March 31, 2014), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of March 31, 2014, outstanding borrowings under the Receivable Finance Agreements were $1,894,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of March 31, 2014, CXR AJ had $780,000 of outstanding borrowings under the CIC Agreement.

Promissory Notes Payable

The promissory notes were amended subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to a term loan from Lloyds Bank described below. Since the date of issuance, the terms of the notes were amended numerous times, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Subsequent to December 31, 2013, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into an agreement for a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As of December 31, 2013, £431,000 ($711,000 based on the exchange rate at December 31, 2013) was outstanding under the Lloyds Term Loan. At March 31, 2014, the balance outstanding under the loan was $654,000. On April 1, 2014, the Company replaced this loan with a new three year loan with Lloyds Bank of £1.1 million (approximately $1.8 million, using the exchange rate at March 31, 2014). The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.3 million using the exchange rate at March 31, 2014). The value of this net worth covenant increases by approximately $400,000 each calendar year.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary, was granted an innovation loan by BPIFrance. The loan is for 200,000 euros (approximately $275,000 using the exchange rate at March 31, 2014) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly instalments of $13,750 starting in December 2016. The loan is interest free.

Lloyds Bank Loan and Mortgage

On March 4, 2013, the Company entered into a loan agreement with Lloyds Bank for the sum of £1.4 million (approximately $2.3 million at the rate of exchange on March 31, 2014) to purchase the property occupied by Pascall. This loan, which is secured by a mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7,950,000 and $500,000 using the exchange rate at March 31, 2014). At December 31, 2013, the net worth of EEL, as defined by the loan agreement, was £6,100,000 and the profit for the year ended December 31, 2013 was £685,000 (approximately $1.1 million using the exchange rate at March 31, 2014). The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. As of March 31, 2014, the loan balance outstanding was $2.25 million and the property has a carrying value of $3.2 million. At December 31, 2013, the loan balance was $2.3 million and the carrying value of the property was $3.1 million.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through January 31, 2019. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method.

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of March 31, 2014, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 13 — SUBSEQUENT EVENTS

As noted above, on April 7, 2014, the Company repaid the outstanding balance due under the Amended Subordinated Contingent Notes to the value of $1.977 million and a new, fixed interest rate, three year term loan from Lloyds Bank was negotiated and drawn down on April 1, 2014.

The new loan facility from Lloyds Bank was signed on March 28, 2014 and net new cash of $1.1 million was drawn down on April 1, 2014. This loan replaced the existing term loan from Lloyds Bank, which at the time it was replaced had a balance of approximately $0.7 million outstanding. The new term loan was for approximately $1.8 million increasing the Company’s borrowing capacity by approximately $1.1 million. The new loan has a fixed interest rate of 6.6% and repayments of capital are due over 36 equal monthly installments. This new loan replaced existing cash which was used to repay the Amended Subordinated Contingent Notes to a value of $1.977 million. Such notes were scheduled for repayment in December 2014 but the new loan enabled the Company to repay the notes early without penalty on April 7, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This quarterly report on Form 10-Q and other reports filed by EMRISE Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors in Part II, Item 1A, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Any of the factors described above or in the “Risk Factors” sections contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, could cause the financial results, including the Company’s net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

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

The Company’s 2014 plan includes continued sales in the electronic devices segment and deeper penetration of the European and North African markets for the sale of the Company’s communications equipment products. The Company’s management team will adjust resources according to demand for the Company’s products. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with this flexibility means the Company is well positioned to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in the remainder of 2014 and forthcoming years.

Results of Operations

Overview

The quarter ended March 31, 2014 was important for the Company because we negotiated a new three year loan which enabled the Company to repay the promissory notes which had been due for repayment in September and December. The largest element of the repayment of the promissory notes took place immediately after the period end and the increased financial stability that this now gives, permits the Company, in consultation with its Investments Bankers, to plan for the future of the business.

When the Company started the year there was a recognition that although the backlog and order book was strong, the quarterly spread of sales through the year was likely to result in a relatively weak first quarter for the electronic devices segment. Net sales from the electronic devices segment decreased by $347,000 or 6.3% in the first quarter of 2014 compared to the first quarter of 2013. The production of power systems for commercial applications for delivery in the first quarter of the year was the product area with the biggest shortfall against the comparable period in 2013 but the order book for this product remains strong and production and sales in each of the subsequent quarters of 2014 are expected to exceed the figures recorded in the first quarter of the year. Each product is designed for specific customer requirements. The sales mix coupled with this reduction in sales in the first quarter of 2014 translated into a weak gross margin as fixed overheads had to be absorbed across lower sales figures under the Company’s standard costing system.

The unique product specifications demanded by our customers, which, is a feature of most of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates, making revenues and gross profit difficult to forecast and comparability of results between periods subject to fluctuations influenced by specific orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.

The quarter produced a strong sales performance from the communications segment of our business. International orders, including the strengthening of orders from North Africa for the Company’s French network access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years and the local sales teams continue to work to counter a declining trend in the synchronization and timing products with a ramp up of the Company’s network access products. The previously reported decline in infrastructure spending in the United States by telecommunications companies and the U.S. government specifically for the Company’s synchronization and timing products and legacy network access products continues and this is hindering progress to increase sales at our U.S. communications business.

Overall, the quarter produced a 19% increase in sales in the communications segment compared with the first quarter of 2013 and this was sufficient to offset the 6.3% decline in sales in the larger electronic devices segment in the three month period ended March 31, 2014 with the result that overall Company sales edged up by 1% over the prior year.

Both segments returned a positive operating profit but heavier than normal corporate costs led to an overall operating loss. The comparatively weak performance by the electronic devices segment was compounded by unbudgeted legal and associated costs of $125,000 which stemmed from matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes. In addition, the Company incurred advisory fees paid to its Investment Bankers of $40,000. These costs, coupled with weaker results at the electronic devices segment contributed to a total operating loss of $652,000 for the first quarter of 2014, compared with of $368,000 for the comparable period in 2013. The quarter to March 31, when we bear the largest proportion of our professional fees in connection with the issuance of our annual filings, is traditionally the weakest quarter of the Company’s year so the loss was not unexpected but was nonetheless disappointing.

The continuing escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries resulted in a backlog of $23.9 million at March 31, 2014, an increase of $2.2 million over the comparable figure of twelve months earlier. This increase is encouraging and the order-book maintained by our UK based companies appears to show no sign of diminishing, however, we continue to experience some uncertainty from our customers over when they will call-down these orders.

Comparison of the Three Months Ended March 31, 2014 and 2013

Net Sales

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$5,162	$5,509	$(347)	(6.3)%
as % of net sales	66.5%	71.6%
Communications equipment	$2,595	$2,182	$413	18.9%
as % of net sales	33.5%	28.4%
Total net sales	$7,757	$7,691	$66	0.9%

Electronic Devices Segment

The decrease in net sales for our electronic devices segment stems principally from a fall in production for power supplies and to a lesser extent, radio frequency products for the commercial market. The order book for both categories remains strong but product is made to order and the timing of our customers own delivery schedule resulted in lower volumes of production in the first quarter 2014 compared with the same period in 2013. Production schedules and hence sales of commercial aerospace In-Flight Entertainment and Connectivity products and military products are expected to increase as 2014 progresses, however, the timing of customer shipments can change due to the customized nature of our electronic devices business so there is no guarantee that the majority of this order book will translate into sales in 2014.

Communications Equipment Segment

During 2013, we reported a pick-up in demand for the newer generation IP based, European network access products. This has continued into 2014 with sales into United Kingdom utility companies being particularly strong. Traditionally, communication products have had a relatively short lead time between order and delivery but our order book has been growing, with demand across Europe and Africa looking especially encouraging. Our communications equipment company in the United States continues to rely on legacy products for the bulk of its sales. The demand remains weak for these devices, but we have restructured the company to work at these lower sales levels and this has ensured a positive gross margin in the first quarter of the year.

Gross Profit

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$1,077	$1,621	$(544)	(33.6)%
as % of net sales	20.9%	29.4%
Communications equipment	$922	$656	$266	40.5%
as % of net sales	35.5%	30.1%
Total gross profit from continuing operations	$1,999	$2,277	$(278)	(12.2)%
Total gross margin	25.8%	29.6%

Electronic Devices Segment

Weak volumes, particularly at Pascall, for power supplies and radio frequency products coupled with lower prices resulted in a significantly lower gross profit in the quarter. The gross margin suffered as the absorption of fixed overheads was spread across the lower sales figures. A number of military projects were at an early stage with engineering design work in progress during the quarter. Margins on such projects tend to be lower than volume production contracts.

Communications Equipment Segment

The increase in gross margin for our communications equipment segment was primarily due to a change in product mix reflecting a greater proportion and greater volume overall of network access products and a reduction in service and test products.

Operating Expenses

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	$2,335	$2,350	$15	0.6%
as % of net sales	30.1%	30.6%
Engineering and product development	$316	$295	(21)	(7.1)%
as % of net sales	4.1%	3.8%
Total operating expenses	$2,651	$2,645	(6)	(0.02)%

Selling, general and administrative expenses

Overall, selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 remained largely unchanged from prior year but the savings achieved within our operating segments which mainly stemmed from salary savings in our sales team, were offset by additional costs of dealing with matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes. The costs associated with this were approximately $125,000 which was more than 5% of our selling, general and administrative costs for the quarter.

$000’s	2014	2013
Sales, general and administrative costs (excluding abnormal costs)	2,170	2,350
Costs of addressing matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes	125	-
Investment banker fees	40	-
Total SG&A costs	2,335	2,350

Engineering and product development

The costs expensed to engineering and product development are a function of the split between costs which relate to customer specific engineering projects which can be charged as a cost of the production project and those costs which are not attributable to a specific customer project. Engineering and product development costs that could not be recharged to customers, as a percentage of net sales, showed a small increase of $21,000 to $316,000 in the first quarter of 2014, (4.1% of sales) compared to a total charge of 295,000 (3.8% of sales) in the first quarter of 2013.

Interest expense

Interest expense was $136,000 for the first quarter of 2014 compared to $118,000 for the first quarter of 2013. The 2013 cost includes one month of expense for the mortgage taken out for the purchase of the building in the United Kingdom.

Other income and expense

We recorded an expense of $9,000 in the other income category in the first quarter of 2014 compared to an income of $103,000 in the first quarter of 2013. The fluctuation stems from the short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and Euro on the current portion of certain assets and liabilities in 2013 whereas in 2014 there has been much greater stability. In the first quarter of 2013, the U.S. dollar appreciated 6% against British pound sterling. As a large proportion of the Company’s sales and purchases are denominated in sterling, this volatility can have a marked impact on the income in any quarter.

Loss from operations

The loss from operations was $785,000 in the first quarter of 2014 compared to a loss from operations of $528,000 in the first quarter of 2013. Traditionally the Company has suffered losses in the first quarter of its fiscal year, but this year the loss has been exacerbated by unbudgeted legal and administrative costs of $125,000 incurred in addressing matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded purchases to meet the production demanded by the Company’s order book. As of March 31, 2014, the Company had cash and cash equivalents of $2.7 million as compared with $1.2 million at December 31, 2013. On April 1, 2014, a new loan of $1.8 million from Lloyds Bank replaced an existing loan of $0.7 million from the same source. The cash balance was used to repay the remaining liability of $2 million outstanding on the Amended Subordinated Contingent Promissory Notes on April 7, 2014 and our cash was replenished by the net new money from the Lloyds Bank facility.

As of March 31, 2013, approximately $0.9 million, or 87%, of the total $1.1 million of cash and cash equivalents were held by our foreign subsidiaries whereas as of March 31, 2014, 84% of the cash was held in the United States having been transferred from our overseas subsidiaries by way of management charges, dividends and loans. The majority of our foreign cash balances are associated with earnings that we have represented to our bankers are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

The Company expects to generate more cash from operations through the remainder of 2014, as the Company translates its strong order book into higher levels of shipments which in turn will contribute to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire materials to produce inventory in order to satisfy increasing shipments associated with the substantial order book. The timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments requires close control. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending March 31, 2015.

On April 1, 2014, the Company signed a new, fixed interest rate, three year term loan with Lloyds Bank totaling $1.8 million, which replaced the existing term loan, giving the Company additional borrowing capacity of approximately $1.1 million. On April 7, 2014, the Company utilized existing cash and borrowings to repay the outstanding balance due under the Amended Subordinated Contingent Promissory Notes totaling approximately $2 million. These promissory notes were scheduled for repayment in December 2014 but the new loan enabled the Company to repay the notes early without penalty at a marginally lower interest rate.

Backlog

Our future book of shippable orders (“Backlog”) was $26.8 million as of March 31, 2014, compared to $25.9 million as of December 31, 2013 and $24.5 million at March 31, 2013. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of March 31, 2014, approximately 90% of our Backlog related to our electronic devices business, which have variable lead times for our manufacturing processes due to the custom nature of the products. At March 31, 2013, the comparable figure was $21.7 million being 89% of the total backlog. Approximately 10% of the March 31, 2014 Backlog is related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues (2013 95%), 89% of our total assets and 81% of the Company’s total liabilities as of and for the three months ended March 31, 2014. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $1.2 million were included as part of accumulated other comprehensive loss within the balance sheet at March 31, 2014. During the three months ended March 31, 2014, the Company included translation gains of $0.1 million under accumulated other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

The relevant rates at March 31, 2014 and 2013 and the average rate for the three months ended March 31, 2014 and 2013 were:

	US $ equivalent
	2014	2013
Period end rate
£ Sterling	1.66	1.52
Euro	1.38	1.28

Average for the three month period
£ Sterling	1.65	1.55
Euro	1.38	1.32

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2013 for goodwill in the electronic devices reporting unit. At March 31, 2014, the reported goodwill totaled $5.3 million, all of which related to the electronic devices reporting unit.

At March 31, 2014, the reported indefinite-lived assets totaled $0.4 million, all of which related to the electronic devices reporting unit.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2014.

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

Item 1A. Risk Factors.

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

PART II — OTHER INFORMATION

Item 6 Exhibits.

Number	Description

10.1	Business Loan Agreement, dated March 28, 2014, by and between Lloyds TSB Bank PLC and EMRISE Electronics Limited (as filed as Exhibit 10.88 to the Company’s Annual Report on Form 8-K, filed on April 15, 2014).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to the Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: May 15, 2014	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ TIMOTHY J. BLADES
Timothy J. Blades,
Director of Finance
(Principal Financial and Accounting Officer)

