Form 10-Q
period 2014-06-30
EMRISE Corp
filed 2014-08-19
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 14, 2014 was 10,725,337.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$845	$1,170
Accounts receivable, net of allowances for doubtful accounts of $70 at June 30, 2014 and $70 at December 31, 2013	6,747	7,435
Inventories	7,010	6,357
Current deferred tax assets	8	46
Prepaid and other current assets	1,175	897
Total current assets	15,785	15,905
Property, plant and equipment, net	4,567	4,475
Goodwill	5,453	5,283
Intangible assets other than goodwill, net	402	457
Deferred tax assets	33	53
Other assets	98	286
Total assets	$26,338	$26,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,182	$3,201
Accrued expenses	4,827	4,259
Lines of credit	2,066	1,196
Current portion of long-term debt	808	2,672
Income taxes payable	7	36
Other current liabilities	333	261
Total current liabilities	11,223	11,625
Long-term debt	3,989	2,664
Deferred income taxes	18	17
Other liabilities	1,168	992
Total liabilities	16,398	15,298
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,725,337 and 10,719,337 issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	128	128
Additional paid-in capital	44,215	44,205
Accumulated deficit	(33,546)	(31,924)
Accumulated other comprehensive loss	(857)	(1,248)
Total stockholders’ equity	9,940	11,161
Total liabilities and stockholders’ equity	$26,338	$26,459

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Comprehensive Income/ (Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$9,134	$8,097	$16,892	$15,788
Cost of sales	6,625	5,570	12,382	10,984
Gross profit	2,509	2,527	4,510	4,804
Operating expenses:
Selling, general and administrative	2,106	2,128	4,447	4,478
Engineering and product development	566	324	881	619
Total operating expenses	2,672	2,452	5,328	5,097
(Loss)/Income from operations	(163)	75	(818)	(293)
Other income (expense):
Interest income	43	23	77	44
Interest expense	(155)	(136)	(290)	(254)
Other finance cost, net	(421)	4	(429)	107
Total other finance expense, net	(533)	(109)	(642)	(103)
Loss before income taxes	(696)	(34)	(1,460)	(396)
Income tax expense	140	66	162	232
Net loss	$(836)	$(100)	$(1,622)	$(628)
Foreign currency translation adjustment	$293	$(13)	$391	$(702)
Comprehensive Loss	$(543)	$(113)	$(1,231)	$(1,330)
Weighted average shares outstanding
Basic and diluted	10,720	10,698	10,717	10,698
Loss per share –Basic and diluted	(0.08)	(0.01)	(0.15)	(0.06)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,622)	$(628)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	288	238
Provision for doubtful accounts	14	10
Provision for inventory reserve	334	208
Provision for warranty reserve	90	(3)
Loss on disposal of property, plant and equipment	-	14
Deferred taxes	59	(27)
Provision for indemnity to former loan note holders	300	-
Stock-based compensation	10	19
Changes in assets and liabilities:
Accounts receivable	1,157	1,190
Inventories	(881)	610
Prepaid and other assets	(353)	1,014
Accounts payable and accrued expenses	213	(916)
Cash flow (used in) generated by operating activities	(391)	1,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(259)	(2,986)
Cash used in investing activities	(259)	(2,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment)/ borrowings from lines of credit	851	(521)
Proceeds from issuance of debt	1,940	2,177
Repayments of long-term debt	(2,606)	(516)
Financing cash flow provided by financing activities	185	1,140

Effect of exchange rate changes	140	(211)
Net decrease in cash and cash equivalents	(325)	(328)
Cash and cash equivalents at beginning of period	1,170	1,519
Cash and cash equivalents at end of period	$845	$1,191

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for :
Interest	155	136
Income taxes	151	172

Acquisition of equipment through capital leases	$468	$53

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the related interim periods ended June 30, 2013 and 2014. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014.

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

Income/ (Loss) Per Share from Continuing Operations

Basic income/ (loss) per share from continuing operations is computed by dividing net income/ (loss) from continuing operations by the weighted average common shares outstanding during a period. Diluted income/ (loss) per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. As a result of the losses from continuing operations incurred by the Company for the three months and six months ended June 30, 2014 and 2013, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted income/ (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NUMERATOR:
Net income/(loss) from continuing operations	$(836)	$(100)	$(1,622)	$(628)
DENOMINATOR:
Basic and diluted weighted average common shares outstanding	10,720	10,698	10,717	10,698
Basic and diluted income/(loss) per share from continuing operations	$(0.08)	$(0.01)	$(0.15)	$(0.06)

The following table shows the common stock equivalents that were outstanding as of June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of June 30, 2014	309,000	$0.55 - $7.50
As of June 30, 2013	401,000	$0.55 - $7.50

There were no common stock warrants in issue at either June 30, 2013 or June 30, 2014.

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

Research and development Grants and Credits

The Company benefits from credits related to research and development at its subsidiaries in France and the United Kingdom. The components of the income tax expense line include government grants to the extent they are recognized as a reduction of income tax expense. Where research and development grants are received but do not specifically reduce a tax expense in a particular jurisdiction they are treated as a credit against the Company’s research and development engineering expenditure. Any adjustments to the amounts receivable are credited/charged to the expense category determined by the original treatment.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds Bank which extends to April 2017 and a 20 year loan and related mortgage of $2.25 million also with Lloyds Bank. The UK term loan from Lloyds Bank has a covenant that links to the net worth of the UK subsidiaries of the Company. At June 30, 2014 the Company was in compliance with these covenants. The Company also has credit lines for each subsidiary to fund day-to-day transactions. Further details of these borrowings are set out below.

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

Total stock-based compensation expense, for restricted stock issued under the 2007 Stock Incentive Plan, included in wages, salaries and related costs was $5,400 and $10,500 for the three months and six months ended June 30, 2014 respectively. The charge for the three months and six months ended June 30, 2013 was $7,000. These compensation expenses were charged to selling, general and administrative expenses because the stock options were issued to the independent members of the Board as partial payment for their services to the Company. There was no charge for compensation expense related to stock option grants for the three months and six months ended June 30, 2014. The comparable charges for stock option grants for the three months and six months ended June 30, 2013 were $9,500 and $15,000 respectively. As of June 30, 2014, the Company had no unrecognized compensation expense related to stock option grants.

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales
Electronic devices	$5,333	$4,636	$10,496	$10,145
Communications equipment	3,801	3,461	6,396	5,643
Total net sales	$9,134	$8,097	$16,892	$15,788
Operating income (loss)
Electronic devices	$432	$362	$610	$987
Communications equipment	33	322	55	66
Corporate and other	(628)	(609)	(1,483)	(1,346)
Total operating income/(loss)	$(163)	$75	$(818)	$(293)

	June 30, 2014	December 31, 2013
Total assets
Electronic devices	$19,831	$20,134
Communications equipment	6,371	6,266
Corporate and other	136	59
Total assets	$26,338	$26,459

NOTE 5 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectable accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. One customer accounted for 9.7% of total sales during the six months ended June 30, 2014 (11.1% for the six months ended June 30, 2013), and this customer accounted for 7.1% of total accounts receivable at June 30, 2014. This same customer accounted for 9.0% of total sales in the three months ended June 30, 2014 and represented 6.1% of the Company’s total net sales during the three months ended June 30, 2013.

The following table reflects the changes in the Company’s doubtful accounts reserve during the six months ended June 30, 2014 (in thousands):

2014
Balance at December 31,	$70
Additional reserve for six months	14
Recoveries	(14)
Accounts receivable written off	-
Foreign currency translation	-
Balance at June 30,	$70

NOTE 6 — INVENTORIES

Inventories are stated net of provisions, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Gross Inventory
Raw materials	$7,087	$6,697
Work-in-process	2,115	1,553
Finished goods	2,970	2,799
Total gross inventories	$12,172	$11,049

Inventory Reserve
Raw materials	$3,446	$3,150
Work-in-process	502	431
Finished goods	1,214	1,111
Total reserve	$5,162	$4,692

Net Inventory
Raw materials	$3,641	$3,547
Work-in-process	1,613	1,122
Finished goods	1,756	1,688
Total net inventories	$7,010	$6,357

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, (in thousands):

	June 30, 2014	December 31, 2013
Land and buildings	$3,499	$3,401
Machinery, equipment and fixtures	3,636	3,407
Leasehold improvements	794	731

	7,929	7,539
Accumulated depreciation and amortization	(3,362)	(3,064)

Total property, plant and equipment	$4,567	$4,475

The Company recorded depreciation expense associated with its property, plant and equipment of $0.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8 — GOODWILL

The following table reflects changes in goodwill balances for the six months ended June 30, (in thousands):

	2014	2013

Balance at December 31	$5,283	5,146
Foreign currency translation	170	(280)
Balance at June 30	$5,453	4,866

The goodwill all relates to the electronic devices segment of the business.

NOTE 9 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the six months ended June 30, (in thousands):

	2014	2013
Balance at December 31,	$457	584
Amortization	(69)	(68)
Foreign currency translation	14	(23)
Balance at June 30,	$402	493

The intangible assets constitute trademarks, trade names and technology acquired and relates to the electronic devices segment.

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

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 21.5% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States.

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

The Company benefits from credits related to research and development at its subsidiaries in France and the United Kingdom. The components of the income tax expense line include government grants to the extent they are recognized as a reduction of income tax expense. Where research and development grants are received but do not specifically reduce a tax expense in a particular jurisdiction they are treated as a credit against the Company’s research and development engineering expenditure. Any adjustment to the amounts receivable are credited/charged to the expense category determined by the original treatment. In December 2013 the Company received notification of an assessment from the Direction Generale des Finances Publiques in France challenging the basis of claims made by the Company’s French subsidiary, CXR AJ, in respect of research and development activity for the years 2009 and 2010. The amount being challenged was the sum of 187,000 euros (approximately $255,000 using the exchange rate at June 30, 2014) representing grants received in the two year period. The Company took independent advice at that time which supported the Company’s view that claims had been made in accordance with the applicable rules and regulations and the Company’s claims were defensible in their entirety. In June 2014, the Company received notification from the Direction Generale des Finances Publiques that it was requesting repayment of 354,000 euros for the four years from 2009 to 2012. The Company has taken independent advice and are contesting the assessment and in recognizing the probability that the Company may ultimately be required to repay some or all of the grants received, management estimated an accrual of $362,000 during the three months ended June 30, 2014.

Under ASC 740-10 Income Taxes- Tax Positions, the Company is required to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. As noted above the Company is currently engaged in discussion and correspondence with the tax authorities in France regarding a variety of matters relating to the period since 2009. The most important aspect of this discussion is the issue of the research and development grants noted above. While there are other matters under review, in management’s opinion, none are likely to result in anything other than an adjustment to the level of tax losses that could be carried forward. Apart from this issue there are no material open matters with tax authorities nor is the Company engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months or six months ended June 30, 2014 or 2013. As of June 30, 2014, the Company had no accrual for interest or penalties. Other than the matter referred to above the Company has not recognized benefits for any uncertain tax positions that it believes would be more-likely-than-not upheld in an examination by any tax authorities. As of June 30, 2014, the Company had not recorded any net unrecognized tax benefits.

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

All amounts are in $ thousands

	June 30, 2014	December 31, 2013
Lines of credit
Lloyds TSB Commercial Finance	1,052	443
FACTOCIC	1,014	753
Lines of credit	$2,066	$1,196

	June 30, 2014	December 31, 2013
Long-term debt
Lloyds term loan	1,733	711
Lloyds property loan, secured by Mortgage	2,290	2,255
BPI France loan	273	-
Promissory Notes payable	-	2,277
Capital lease obligations	501	93
	4,797	5,336
Current portion of long-term debt	(808)	(2,672)
Long-term debt	$3,989	$2,664

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.7 million based on the exchange rate on June 30, 2014), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of June 30, 2014, outstanding borrowings under the Receivable Finance Agreements were $1,052,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of June 30, 2014, CXR AJ had $1,014,000 of outstanding borrowings under the CIC Agreement.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary, was granted an innovation loan by BPIFrance. The loan is for 200,000 euros (approximately $273,000 using the exchange rate at June 30, 2014) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly instalments of $13,750 starting in December 2016. The loan is interest free.

Promissory Notes Payable

The promissory notes were amended subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to a term loan from Lloyds Bank described below. Since the date of issuance, the terms of the notes were amended numerous times, most recently, effective November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Subsequent to December 31, 2013, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014. Under the terms of the agreement with the holders of the Amended Subordinated Contingent Notes, on the redemption of such notes, the holders are entitled to indemnification for additional tax paid if the rate of capital gains tax increased between the dates such notes were originally issued and the date of redemption. The rate of capital gains tax did increase from 15% to 20% with effect from January 1, 2013 and, in addition, a capital gains tax surcharge of 3.8% was introduced. The holders of the Amended Subordinated Contingent Notes were therefore entitled to indemnification by the Company for the additional tax payable on their gains. The exact amount payable can only be accurately assessed when the holders of the Amended Subordinated Contingent Notes prepare their personal capital gains tax computations because among other things, their tax charge will depend on whether the former note holders are higher rate taxpayers in the year of redemption, whether they have any capital losses to offset against their gain and also the prevailing rate of capital gains tax in the year the Amended Subordinated Contingent Notes were redeemed. During the three months ended June 30, 2014 the Company received notification from the former note holders that their best estimate of the resulting liability spanning two tax years was $300,000. This amount will be refined once personal tax returns for 2013 and 2014 have been prepared, submitted and approved. The Company has recognized this estimated liability of $300,000 during the three months ended June 30, 2014 accruing the full sum under other finance costs. The final sums will be payable when the holders of such notes pay their personal capital gains tax liabilities.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into an agreement for a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As of December 31, 2013, £431,000 ($711,000 based on the exchange rate at December 31, 2013) was outstanding under the Lloyds Term Loan. On April 1, 2014, the Company replaced this loan with a new three-year loan with Lloyds Bank of £1.1 million (approximately $1.9 million, using the exchange rate at June 30, 2014). The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.4 million using the exchange rate at June 30, 2014). The value of this net worth covenant increases by approximately $400,000 each calendar year. At June 30, 2014, the balance outstanding under the loan was $1,733,000. The Company was in compliance with the covenants as of June 30, 2014.

Lloyds Bank property loan secured by mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.4 million at the rate of exchange on June 30, 2014) to purchase the property occupied by Pascall. This loan, which is secured by a fixed mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $8.1 million and $0.5 million using the exchange rate at June 30, 2014. At December 31, 2013, the Company was in compliance with these covenants as the net worth of EEL, as defined by the loan agreement, was £6,100,000 (approximately $10,370,00 using the exchange rate at June 30, 2014) and the profit for the year ended December 31, 2013 was £685,000 (approximately $1.2 million using the exchange rate at June 30, 2014). As of June 30, 2014, the loan balance outstanding was $2.3 million and the property has a carrying value of $3.2 million. At December 31, 2013, the loan balance was $2.3 million and the carrying value of the property was $3.1 million.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through January 31, 2019. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. At June 30, 2014, the obligations under capital leases were $496,000 ($93,000 at December 31, 2013).

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of June 30, 2014, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

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

Plan of Operation

In the second half of 2013 the Company initiated a fundamental strategic review of its activities and its plans for future development. The Company engaged investment bankers to provide strategic advice and to give an external perspective. This review, which is continuing, is being overseen by the Company’s Special Committee which consists of the three independent members of the Company’s Board of Directors (the “Board’’). The Special Committee meets regularly to consider the plans, review progress and assess any recommendations. At an operating level, the Company has a rolling three-year strategic plan which is reviewed and updated annually. This plan details the opportunities for and the strengths of, our two business segments and addresses how management intends to exploit these while recognizing that the Company has limited financial resources. Detailed financial budgets covering income statements, cash flows and capital expenditure plans supported by existing backlog data and sales forecasts, which are linked to incentive plans, are produced annually by each subsidiary. The consolidated projections are critically reviewed, discussed and approved by the Company’s management team and by the Board.

The Company’s 2014 plan includes continued sales in the electronic devices segment in both the civil and military markets and deeper penetration of the European and North African markets for the sale of the Company’s communications equipment products. In both segments the emphasis continues to be on strengthening relationships with existing customers. The Company’s management team will adjust resources according to demand for the Company’s products. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with its flexibility means the Company is well positioned to respond to new opportunities providing that financial resources are sufficient to exploit these opportunities. Management believes that there are significant opportunities for steady, managed growth; exploiting the Company’s niche markets in the remainder of 2014 and forthcoming years is fundamental to the future of the business. Management also recognizes the challenge that growth represents but believes that this growth can be achieved through working in partnership with its strong customer base.

Results of Operations

Overview

Company-wide there was a significant, 12.8%, increase in net sales in the three months to June 30, 2014 compared with the equivalent period in 2013. This takes overall top-line growth to 7% over the year to date when compared with the first six months of 2013. This sales growth has encompassed both the electronic devices and communications equipment segments and the backlog of confirmed orders continued to climb during the quarter, reaching its highest month end level, since 2008.

During the three months ended June 30, 2014, there have been certain non-operational items that affected the Company’s finances for the three months and six months ended June 30, 2014 including:

1.	On April 1, 2014 the Company drew down a new, fixed interest rate, three-year term loan from Lloyds Bank for $1.8 million. A new loan facility agreement from Lloyds Bank, was signed on March 28, 2014 and was available to be drawn down on April 1, 2014. This loan replaced the existing term loan from Lloyds Bank that at the time it was replaced had a balance of approximately $0.7 million outstanding. The new term loan was for approximately $1.8 million increasing the Company’s borrowing capacity by approximately $1.1 million. The new loan has a fixed interest rate of 6.6% and repayments of capital are due over 36 equal monthly installment sums. This new loan replaced existing cash that was used to repay the promissory notes with a value of $1.977 million. These notes had been scheduled for redemption in December 2014 but the new loan enabled the Company to redeem the notes early without penalty on April 7, 2014.

2.	On April 7, 2014, the Company repaid promissory notes with a principal value of $1.977 million together with accrued interest and expenses due to the agent appointed by the note holder. This payment cleared the outstanding balance due under the notes issued to former owners of ACC in May 2008 (the “Amended Subordinated Contingent Notes”) with the exception of an amount due by the Company to the holders of such notes for certain Federal taxes owed by such note holders as a result of long-term capital gains. Under the terms of the agreement, the Company is obligated to pay a sum equal to any additional federal taxes payable by the holders of such notes as a result of any increase in capital gains tax rates between the date that such notes were initially issued and the date of redemption. The amount owed is yet to be finalized but the Company has accrued $300,000 as of June 30, 2014 based on the best estimate available from the holders of such notes as of this filing. This cost has been charged as other finance cost in the statement of comprehensive loss.

3.

In June 2014 the Company received notification from the Direction Generale des Finances Publiques in France that grants made to the Company’s French subsidiary, CXR Anderson Jacobson (“CXR AJ”), in respect of research and development activity for the years 2009 to 2012 were ineligible for funding in light of the lack of suitable academic research involved in the research and development claim. The Direction Generale des Finances Publiques is requesting repayment totaling of 354,000 euros (approximately $483,000 using the exchange rate at June 30, 2014) representing grants received in the four-year period. The Company has taken independent advice and while the Company is contesting the repayment claim, in recognizing the risk that the Company may ultimately be required to repay some or all of the grants received, an accrual of $362,000 has been recorded for the three months ended June 30, 2014 representing the Company’s best estimate of the likely settlement. The accrued liability is included in short-term liabilities although the Company believes that to the extent that any repayment of this sum is required it is unlikely to be paid within the next 12 months.

With encouraging sales growth in the three months ended June 30, 2014, the communications equipment segment gross margins in both our French and U.S. businesses have been in excess of 30% for the first time for several years but the electronic devices segment which usually displays robust gross margins suffered with margins for the quarter to June 30, 2014 falling below 25%.

The lower margins in our electronic devices segment stems from the sales mix with a greater number of engineering design projects in progress than normal. The unique product specifications of our customers, which is a feature of most of the Company’s electronic devices products, requires design projects with traditionally lower and less predictable margins, before the Company can start a production contract for that product. During the six months ended June 30, 2014, there were several design engineering contracts nearing completion which we expect will lead to production contracts in future periods.

The unique specification of products frequently results in long lead times between orders and requested delivery dates. This makes future revenues and gross profit difficult to forecast and comparability of results between periods are consequently subject to fluctuations influenced by specific orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.

The steady escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries is encouraging and the order-book maintained by these companies shows no sign of diminishing. The backlog for firm orders with scheduled delivery dates stretches through 2015 and we have increasing visibility that leads us to expect further orders from the same customers beyond 2015. However, we recognize that our customers rely on their customers to determine both orders and the timing for delivery with the consequence that there is no guarantee that this expectation will translate into confirmed backlog orders in the next twelve months.

International orders for our communications equipment products across France and the United Kingdom plus the strengthening of orders from North Africa for the Company’s French Network Access products have continued to provide a solid backlog of orders, which remains substantially higher than in previous years. Our local sales teams continue to work to counter the trend in the synchronization and timing products with a ramp up of the Company’s Network Access products in the United States although this remains slower than management planned.

Overall gross profit as a percentage of sales (“Gross Margin”) in the first half of 2014 showed a decrease, over the first half of 2013 at 26.7% compared with 30.4%. This reflects weaker margins in our electronic devices segment particularly in the first quarter of 2014 when sales were down but are now returning to historic levels and where the balance of timing of engineering work compared with production contracts for both military and civil contracts has depressed the margin. This has been offset to some extent, by the strong margin for our communications equipment business, with our French operation yielding a gross margin of 34% and our U.S. business producing a margin of 29% (its best margin for several years) as a result of cost cutting in prior periods and a modest increase in demand.

As outlined above, there have been certain specific charges recorded during the six months ended June 30, 2014 that have contributed to the net loss of $1.6 million. This compares with a loss of $0.6 million in the first six months of 2013. The following table details the impact of the costs:

$ 000s
Costs of addressing matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes	125
Costs associated with loan finance- Accrual for former note holder indemnity	300
R&D repayment accrual	362
Investment banker fees regarding strategic review	40
Impact on net loss for the six months ended June 30, 2014	827

Comparison of the Three Months Ended June 30, 2014 and 2013

Net Sales

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$5,333	$4,636	$697	15 .0%
as % of net sales from continuing operations	58.4%	57.3%
Communications equipment	$3,801	$3,461	$340	9.8%
as % of net sales from continuing operations	41.6%	42.7%
Total net sales from continuing operations	$9,134	$8,097	$1,037	12.8%

Electronic Devices Segment

The surge in sales represented the best second quarter sales figures since 2011. The Company’s contracts in both military sales and In-Flight Entertainment and Connectivity (“IFE&C”) are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events that are often outside the control of the Company. This combination of factors had led to a disappointing fall in sales in this segment in 2013 and the results of this quarter represent a step in a return to the more buoyant levels of activity recorded in 2012 and prior. Demand for radio frequency products remains sporadic but orders delayed from 2013 have now been received. Sales in this segment are from the Company’s UK based subsidiaries and the stronger pound sterling results in a higher overall sales figure when translated in to U.S. dollars but there is awareness among our U.S. and other dollar denominated customers that prices, when translated in to U.S. dollars, are increasing. We consequently offer customers the opportunity to contract in U.S. dollars or UK sterling. The backlog at June 30, 2014 was $29.2 million. The Company continues to see a strong order intake in both IFE&C and military products and therefore expect sales to increase in the coming quarters. Sales in this segment are project driven and quarterly fluctuations inevitably follow if orders or shipments are re-scheduled by customers.

Communications Equipment Segment

There was a 9.8% increase in net sales within the Company’s communications equipment segment during the second quarter of 2014 compared with the same period in 2013. The Company’s French communications equipment business unit constitutes the predominant part of this segment. Sales of our French Network Access products have continued to provide a solid backlog of orders which translated into sales in this quarter. This business is project driven and therefore by its nature difficult to trend against prior periods but the Company continues to receive orders from regular customers and is witnessing increased demand from new buyers. The backlog remains substantially higher than in previous years at $2.2 million compared with $1.4 million at June 30, 2013.

Gross Profit

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$1,319	$1,272	$47	3.7%
as % of net sales from continuing operations	24.7%	27.4%
Communications equipment	$1,190	$1,255	$(65)	(5.2)%
as % of net sales from continuing operations	31.3%	36.3%
Total gross profit from continuing operations	$2,509	$2,527	$(18)	(0.7)%
Total gross margin from continuing operations	27.5%	31.2%

Electronic Devices Segment

The increase in sales in both IFE&C and radio frequency products in the quarter resulted in a modest increase in overall gross profit but the gross margin percentage slipped compared with prior periods because the sales and production mix has favored engineering design projects for customers rather than power system production contracts. Engineering contracts tend to have unpredictable and often low margins whereas production runs with known costs tend to yield higher gross margins. The product and sales mix depends on the demand from the Company’s customers. Frequently, a production contract is preceded by an engineering design assignment on which there will be a low gross margin.

Communications Equipment Segment

The additional sales volume and the improved gross margin percentage in the Company’s French operations in the second quarter of 2014 compared with the comparable period in 2013 improved the overall gross profit. Sales volumes at our U.S. business unit of $0.5 million for the quarter are substantially lower than that achieved by the Company’s French subsidiary but the gross margin percentage at 30.1% is very close to the 31.4% margin achieved at the European operation.

Operating Expenses

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	$2,106	$2,128	$22	1.0%
as % of net sales from continuing operations	23.1%	26.3%
Engineering and product development	$566	$324	(242)	(74.7)%
as % of net sales from continuing operations	6.2%	4.0%
Total operating expenses from continuing operations	$2,672	$2,452	(220)	(9.0)%

Selling, general and administrative expenses

The Company continues to control operating costs tightly. In the UK savings have been made in sales and marketing activity but this has been offset by increases in general and administrative costs associated with recruitment and travel.

Engineering and product development

A feature of our business is that a significant proportion of engineering and product development costs are captured in the cost of the related product for customer specific engineering in our electronic devices segment so the quarterly cost understates the level of research and development activity.

Underlying engineering and product development costs have remained broadly consistent with prior periods but the Company recorded an unexpected charge of $362,000 in the three months ended June 30, 2014, representing an estimated accrual in respect of a repayment claim from the Direction Generale des Finances Publiques in France. The claim relates to Research and Development grants awarded to the Company’s French subsidiary, CXR AJ for the years 2009 to 2012. It is contended by the French authorities that the grants had been incorrectly claimed and that the research and development was not eligible for grants because, among other things, it had not led to a published academic study. Consequently, Direction Generale des Finances Publiques is requesting repayment of the sum of $483,000 representing grants received in the four year period to 2012. The Company has taken independent advice and is vigorously contesting the repayment claims because it is believed that the claims followed the published guidelines. However, recognizing the risk that the Company may ultimately be required to repay some or all of the grants that are in dispute, the Company recorded an accrual of $362,000 during the three months ended June 30, 2014 being the Company’s best estimate of the sum required to reach a settlement.

Interest expense

Interest expense was $155,000 for the second quarter of 2014 compared with $136,000 for the second quarter of 2013. The increase is chiefly attributable to interest on the new term loan from Lloyds Bank coupled with heavier interest charges in France reflecting the increased pressure on working capital resulting from increased sales.

Other income and expense

Exchange rate losses in the Company’s UK operations constituted $121,000 of the expense, compared with a $4,000 exchange rate gain in the comparable period of 2013. Included in other expenses is $300,000 recorded during the three months ended June 30, 2014 related to an indemnity given to the former loan note holders for additional tax incurred by them on the capital gains arising on the redemption of the Amended Subordinated Contingent Notes. Under the terms of the Amended Subordinated Contingent Notes, an amount equal to any additional capital gains tax payable by the holders of such notes is due by the Company on behalf of the former note holders to the extent that capital gains tax rates increased between the dates that such notes were initially issued and the date of redemption. The amount of this sum is yet to be finalized, but the Company accrued $300,000 as of June 30, 2014, based on the best estimate available from the holders of such notes at the time of this filing.

Income tax expense

There was a charge for the three months ended June 30, 2014 of $140,000. This includes a charge of $97,000 in respect of the French research and development claim. Excluding this charge, the tax expense for the three months ended June 30, 2014 would be $43,000 compared to $66,000 for the equivalent period to June 30, 2013.

The balance of the charge represents tax on profits in the electronic devices segment and are calculated on the basis of prevailing United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries.

Net Loss

The net loss after tax in the second quarter of 2014 was $836,000 but this is after charging $300,000 for the indemnity to the former promissory note holders and $362,000 in respect of the potential repayment of research and development grants.

Comparison of the Six Months Ended June 30, 2014 and 2013

Net Sales

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$10,496	$10,145	$351	3.5%
as % of net sales from continuing operations	62.1%	64.3%
Communications equipment	$6,396	$5,643	$753	13.3%
as % of net sales from continuing operations	37.9%	35.7%
Total net sales from continuing operations	$16,892	$15,788	$1,104	7.0%

Electronic Devices Segment

The increase in sales within the electronic devices segment in the first half of 2014 compared with the first half of 2013 was modest but reflected an upturn as the year progressed after a slow first quarter. The Company’s contracts in both military sales and IFE&C are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events which are often outside the control of the Company. The order book and backlog remain strong and the customer base is robust.

Communications Equipment Segment

The French portion of the Company’s communications equipment segment produced a strong sales performance for the first six months of 2014 increasing net sales by 13.6% and this was on top of 23% sales growth in the first half of 2013 compared with the comparable period in 2012. The United States market represents a small proportion of the Company’s total sales but it too contributed to the sales growth with a 12% increase compared with the first half of 2013. The Company’s French communications equipment business unit in particular, continues to see demand for its products and has a sales backlog of more than $2 million at June 30, 2014 nearly double the comparable figure a year earlier.

Gross Profit

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$2,398	$2,893	$(495)	(17.1)%
as % of net sales from continuing operations	22.8%	28.5%
Communications equipment	$2,112	$1,911	$201	10.5%
as % of net sales from continuing operations	33.0%	33.9%
Total gross profit from continuing operations	$4,510	$4,804	$(294)	(6.1)%
Total gross margin from continuing operations	26.7%	30.4%

Electronic Devices Segment

Despite the increase in sales within the Company’s UK operating companies the gross profit decreased by 17 % reflecting the product mix and the current bias of sales towards engineering contracts. The Company accounts for these engineering costs as they are incurred, recognizing any losses as soon as they are foreseen. The Company does not carry forward costs to match against a future production contract for the product. This reduced gross profit, particularly in the first quarter of 2014 and although margins increased in the three months ended June 30, 2014 they were still below the Company’s historic levels due to the predominance of engineering contracts.

Communications Equipment Segment

The communications equipment segment of the Company has traditionally been able to command higher gross margins for its products than the electronic devices segment. In France and territories served by the Company’s French business this held true in the first two quarters of 2014. This coupled with the increased sales resulted in an increase in gross margin of more than $200,000. The steady albeit relatively low demand for the network access products in the U.S. marketplace has also contributed to the overall result with a U.S. gross margin of 29% which is appreciably stronger than the comparable period in 2013 or 2012. Consequently the Company’s U.S. based communications company improved its gross profit by $150,000.

Operating Expenses

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	$4,447	$4,478	$31	0.7%
as % of net sales from continuing operations	26.3%	28.4%
Engineering and product development	$881	$619	$(262)	(42.3)%
as % of net sales from continuing operations	5.2%	3.9%
Total operating expenses from continuing operations	$5,328	$5,097	$(231)	(4.5)%

Selling, general and administrative expenses

Despite inflationary pressures, sales and administrative costs remained stable in comparison to the same six month period in 2013 with savings stemming from cost reduction initiatives in the Company’s CXR Larus business in the United States and lower selling costs in the UK offset by an increase in administration costs in the UK. Corporate administrative costs also increased by $135,000 which is attributable to costs in the first quarter of 2014 associated with unbudgeted legal and associated costs of $125,000 which stemmed from addressing and refuting the matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes at the beginning of the year. In addition the company incurred advisory fees paid to its investment bankers of $40,000.

(in thousands)	2014	2013
Sales, general and administrative costs (excluding abnormal costs)	4,282	4,478
Costs of addressing matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes	125	-

Investment banker fees in relation to strategic review	40	-
Total SG&A costs	4,447	4,478

Engineering and product development

Engineering and product development costs include an accrual of $362,000 for the repayment claim related to research and development grants referred to above. Adjusting for this charge the costs of $616,000 were almost identical to the comparable period in 2013. The niche nature of the Company’s electronic devices business means that engineering and product development costs are frequently captured in the cost of the related customer specific engineering.

Interest expense

Interest expense was $290,000 for the first half of 2014 compared to $254,000 for the first half of 2013. The 2013 charge reflects a monthly mortgage expense of $8,000 since the inception of the mortgage in February 2013.

Other income and expense

Other income and expense includes an accrual of $300,000 related to an indemnity given to the former loan note holders for additional tax incurred on the capital gains arising on the redemption of the loan notes as discussed above. Under the terms of the Amended Subordinated Contingent Notes, an amount equal to any additional tax payable by the holders of such notes is due to the extent that capital gains tax rates had increased between the dates that such notes were initially issued and the date of redemption. The amount of this sum is yet to be finalized but the Company accrued $300,000 as of June 30, 2014, based on the best estimate available from the holders of such notes at the time of this filing.

The balance of the cost ($129,000) arises from exchange rate translation losses relating to the weakness of the U.S. dollar compared with UK sterling, whereas in 2013 there was an exchange rate gain of $107,000 when the relative strengths of the currencies were reversed.

Income tax expense

There was a charge for the six-month period to June 30, 2014 of $162,000. This includes a charge of $97,000 in respect of the French research and development repayment claim. Excluding this charge the tax expense for the first half year would be $65,000. This compares with $232,000 for the equivalent period in 2013.

Net loss

The loss after tax was $1.6 million in the first six months of 2014 compared to a loss of $0.6 million in the first half of 2013. The following table details the impact of the specific costs discussed above:

$ 000s
Costs of addressing matters raised by one of the holders of the Amended Subordinated Contingent Promissory Notes	125
Finance cost accrual for former note holder indemnity	300
R&D repayment accrual	362
Investment banker fees in respect of strategic review	40
827

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded purchases to meet the production demanded by the Company’s order book. As of June 30, 2014, the Company had cash and cash equivalents of $0.85 million as compared with $1.2 million at December 31, 2013. On April 1, 2014, a new loan of $1.8 million from Lloyds Bank replaced an existing loan of $0.7 million from the same source. The cash balance was used to repay the remaining liability of $2 million outstanding on the Amended Subordinated Contingent Promissory Notes on April 7, 2014 and the Company’s cash was replenished by the incremental increase in funds from the Lloyds Bank facility. These promissory notes were scheduled for repayment in December 2014 but the new loan enabled the Company to repay the notes early without penalty, at a marginally lower interest rate.

As of June 30, 2014, approximately 97% of the total $0.7 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company plans to permanently reinvest and use to support continuing growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations.

We expect to generate more cash from operations through the remainder of 2014, as the Company translates its strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the substantial order book, the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending June 30, 2015.

Backlog

Our future book of shippable orders (the “Backlog”) was $31.5 million as of June 30, 2014, which constitutes an increase of 22% over the figure of $25.9 million as of December 31, 2013 and 31% in excess of the figure of $24.1 million as of June 30, 2013. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of June 30, 2014, approximately 93% of our Backlog related to our electronic devices business, which has variable lead times for our manufacturing processes due to the custom nature of the products. At December 31, 2013 approximately 90% of the Company’s backlog related to the electronic devices segment. Approximately $2.2 million of the Backlog related to our communications equipment business at June 30, 2014. This segment tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues for the three months and six months ended June 30, 2014, 96% of our total assets and 91% of the Company’s total liabilities as of June 30, 2014. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/ (loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $0.86 million were included as part of accumulated other comprehensive loss within the balance sheet at June 30, 2014. During the three months ended June 30, 2014, the Company included translation gains of $0.3 million under accumulated other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

The relevant rates at June 30, 2014 and 2013 and the average rate for the three months and six months ended June 30, 2014 and 2013 were:

	U.S. $ equivalent
	2014	2013
Period end rate at June 30
£Sterling	1.71	1.52
Euro	1.37	1.30

Average for the three month period ended June 30
£Sterling	1.68	1.54
Euro	1.37	1.31

Average for the six month period ended June 30
£Sterling	1.67	1.54
Euro	1.37	1.31

At December 31, 2013, £1 sterling was equal to $1.65 and 1 Euro was equal to $1.38.

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2013 for goodwill in the electronic devices reporting unit. At June 30, 2014, the reported goodwill totaled $5.45 million, all of which related to the electronic devices reporting unit.

At June 30, 2014, the reported indefinite-lived assets totaled $0.4 million, all of which related to the electronic devices reporting unit

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than the claim for repayment of 354,000 euros from the Direction Generale des Finances Publiques disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. $362,000 has been accrued in respect of the claim from the Direction Generale des Finances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to the Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: August 19, 2014	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2014	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades,
Director of Finance

