Form 10-Q
period 2014-09-30
EMRISE Corp
filed 2014-11-14
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 13, 2014, there were 10,804,337 shares of the registrant’s common stock outstanding, each with a par value of $0.0033.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,410	$1,170
Accounts receivable, net of allowances for doubtful accounts of $76 at September 30, 2014 and $70 at December 31, 2013	5,552	7,435
Inventories	6,462	6,357
Current deferred tax assets	8	46
Prepaid and other current assets	810	897
Assets held for sale	174	-
Total current assets	14,416	15,905
Property, plant and equipment, net	4,472	4,475
Goodwill	5,191	5,283
Intangible assets other than goodwill, net	382	457
Deferred tax assets	32	53
Other assets	93	286
Total assets	$24,586	$26,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,207	$3,201
Accrued expenses	4,890	4,259
Liabilities of assets held for sale	35	-
Lines of credit	1,153	1,196
Current portion of long-term debt	770	2,672
Income taxes payable	155	36
Other current liabilities	594	261
Total current liabilities	10,804	11,625
Long-term debt	3,597	2,664
Deferred income taxes	18	17
Other liabilities	523	992
Total liabilities	14,942	15,298
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,737,337 and 10,719,337 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	128	128
Additional paid-in capital	44,224	44,205
Accumulated deficit	(33,005)	(31,924)
Accumulated other comprehensive loss	(1,703)	(1,248)
Total stockholders’ equity	9,644	11,161
Total liabilities and stockholders’ equity	$24,586	$26,459

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$8,821	$6,627	$25,714	$22,415
Cost of sales	6,284	4,568	18,666	15,552
Gross profit	2,537	2,059	7,048	6,863
Operating expenses:
Selling, general and administrative	2,208	1,892	6,654	6,370
Annuity accrual release (note 11)	(704)	-	(704)	-
Engineering and product development	360	289	1,240	908
Total operating expenses	1,864	2,181	7,190	7,278
Income/(Loss) from operations	673	(122)	(142)	(415)
Other income (expense):
Interest income	58	21	133	65
Interest expense	(148)	(134)	(438)	(388)
Other income/(expense), net	231	(162)	(200)	(55)
Total other finance income/(expense), net	141	(275)	(505)	(378)
Income/(Loss) before income taxes	814	(397)	(647)	(793)
Income tax expense/(credit)	276	(12)	437	220
Net Income/(loss)	$538	$(385)	$(1,084)	$(1,013)
Foreign currency translation adjustment	$(846)	$795	$(553)	$93
Comprehensive (Loss)/Income	$(308)	$410	$(1,637)	$(920)
Weighted average shares outstanding
Basic and diluted	10,720	10,705	10,717	10,700
Income/(Loss) per share –Basic and diluted	0.05	(0.04)	(0.10)	(0.09)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,084)	$(1,013)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	403	356
Provision for doubtful accounts	26	16
Provision for inventory reserve	556	208
Impairment reserve for inventory	202	-
Provision for warranty reserve	157	(25)
Loss on disposal of property, plant and equipment	-	14
Deferred taxes	60	(173)
Provision for indemnity to former loan note holders	279	-
Annuity accrual release (note 11)	(704)	-
Stock-based compensation	19	24
Changes in assets and liabilities:
Accounts receivable	1,738	1,395
Inventories	(1,330)	484
Prepaid and other assets	247	323
Accounts payable and accrued expenses	1,237	(540)
Net cash provided by operating activities	1,806	1,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(499)	(2,988)
Cash used in investing activities	(499)	(2,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from/(repayment of) lines of credit	9	(202)
Proceeds from issuance of debt	1,938	2,177
Release of restricted cash in escrow	-	405
Repayments of long-term debt	(2,803)	(888)
Financing cash flow (used in)/provided by financing activities	(856)	1,492

Effect of exchange rate changes on cash	(211)	58
Net increase/(decrease) in cash and cash equivalents	240	(369)
Cash and cash equivalents at beginning of period	1,170	1,519
Cash and cash equivalents at end of period	$1,410	$1,150

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid/(received) during the period for :
Interest	305	388
Income taxes	(46)	87

Acquisition of equipment through capital leases	$468	$33

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company currently has operations in the United States, England and France. The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England. The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in both the United States and France. Subsequent to September 30, 2014, the Company disposed of its communication equipment business in the United States. Further details are provided below in Note 3.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by such rules and regulations. The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the related interim periods ended September 30, 2013 and 2014. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014.

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

Income/ (Loss) Per Share from Continuing Operations

Basic income/ (loss) per share from continuing operations is computed by dividing net income/ (loss) from continuing operations by the weighted average common shares outstanding during a period. Diluted income/ (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. As a result of the losses from continuing operations incurred by the Company for the nine months ended September 30, 2014 and 2013, the potentially dilutive common share equivalents have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted income/ (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NUMERATOR:
Net income/(loss)	$538	$(385)	$(1,084)	$(1,013)
DENOMINATOR:
Basic and diluted weighted average common shares outstanding	10,727	10,705	10,721	10,700
Basic and diluted income/(loss) per share	$0.05	$(0.04)	$(0.10)	$(0.09)

The following table shows the common stock equivalents that were outstanding as of September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of September 30, 2014	309,000	$0.55 - $7.50
As of September 30, 2013	353,614	$0.55 - $7.50

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

New Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The ASU is effective for annual periods beginning on or after December 15, 2014 but early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously available for issuance. The Company has adopted this standard at September 30, 2014 for the disposal of CXR Larus discussed below.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 2 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient financial resources to fulfill its short-term needs and strategic plans. The Company has a long term bank facility in the UK with Lloyds Bank which extends to April 2017 and a 20 year loan and related mortgage of $2.2 million also with Lloyds Bank. The UK term loan from Lloyds Bank has a covenant that links to the net worth of the UK subsidiaries of the Company. At September 30, 2014, the Company was in compliance with these covenants. The Company also has credit lines for each subsidiary to fund day-to-day transactions. Further details of these borrowings are set out below.

NOTE 3 — HELD FOR SALE ASSETS

During the three months ended September 30, 2014, management determined that CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, no longer represented a major component of the group, either strategically or in terms of its contribution to the group’s performance, and accordingly took the decision to divest of this business. In September 2014, management committed to the sale of certain assets and liabilities relating to the CXR Larus Network Access and Synchronization and Timing product lines. Following the sale of the Test product line in 2012, this constituted the remaining business activities of CXR Larus. The sale of these assets was completed on October 8, 2014. The activities of CXR Larus were previously included in the Company’s communications equipment segment. The sale agreement also allows for a small royalty on sales made by the purchaser in the ensuing twelve months, however we do not expect to have any significant continuing involvement with the business following the disposal.

Upon designation as an asset held for sale, the Company records the carrying value of each asset at the lower of its carrying value or its estimated fair value , less estimated costs to sell and ceases depreciation. At September 30, 2014, property plant and equipment had a carrying value of nil.

	September 30, 2014	December 31, 2013
Inventory	174	456
Property, plant and equipment	-	13
Total assets held for sale	174	469
Current liabilities	35	-

The table above reflects the major classes of assets and liabilities disposed of by CXR Larus on October 8, 2014 at their carrying values at September 30, 2014 and December 31, 2013 (in thousands).

In preparation for the sale of the assets during the three months ended September 30, 2014, the Company incurred an impairment charge of $202,000 against the carrying value of the inventory. At the date of sale, the Company incurred severance costs of $103,000 and professional fees of $25,000 in connection with the sale. These amounts were accrued as liabilities at September 30, 2014.

The following tables summarize certain components of the statements of operations generated from the assets held for sale in CXR Larus for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	359	270	1,206	1,027
Pre-tax income	$(420)	$(108)	$(465)	$(290)

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

Total stock-based compensation expense, for restricted stock issued under the 2007 Stock Incentive Plan, included in wages, salaries and related costs was $9,000 and $19,500 for the three months and nine months ended September 30, 2014, respectively. The charge for the three months and nine months ended September 30, 2013 was $1,500 and $4,500, respectively. These compensation expenses were charged to selling, general and administrative expenses because the stock was issued to the independent members of the Board as partial payment for their services to the Company. There was no charge for compensation expense related to stock option grants for the three months and nine months ended September 30, 2014. The comparable charges for stock option grants for the three months and nine months ended September 30, 2013 were $4,000 and $19,000, respectively. As of September 30, 2014, the Company had no unrecognized compensation expense related to stock option grants.

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales
Electronic devices	$6,576	$4,905	$17,072	$15,050
Communications equipment	2,245	1,722	8,642	7,365
Total net sales	$8,821	$6,627	$25,714	$22,415
Operating income (loss)
Electronic devices	$992	$679	$1,606	$1,666
Communications equipment	(415)	(232)	(363)	(166)
Corporate and other	96	(569)	(1,385)	(1,915)
Total operating income/(loss)	$673	$(122)	$(142)	$(415)

	September 30, 2014	December 31, 2013
Total assets
Electronic devices	$18,896	$20,134
Communications equipment	5,234	6,266
Corporate and other	456	59
Total assets	$24,586	$26,459

Communications equipment segment assets include $174,000 of assets held for sale within the CXR Larus, the Company’s communications equipment segment business based in the United States.

NOTE 6 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and French operations and 60 days in its English operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectable accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. One customer accounted for 8.7% of total sales during the nine months ended September 30, 2014 (24.0% for the nine months ended September 30, 2013), and this customer accounted for 12.2% of total accounts receivable at September 30, 2014. The amount receivable has been received since September 30, 2014. This same customer accounted for 16.4% of total sales in the three months ended September 30, 2014 and represented 39% of the Company’s total net sales during the three months ended September 30, 2013.

The following table reflects the changes in the Company’s doubtful accounts reserve during the nine months ended September 30, 2014 (in thousands):

2014
Balance at December 31,	$70
Additional reserve for nine months	25
Recoveries	(14)
Accounts receivable written off	-
Foreign currency translation	(5)
Balance at September 30,	$76

NOTE 7 — INVENTORIES

Inventories are stated net of provisions, at the lower of cost (first-in, first-out method) or market value (net realizable value) and consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Gross Inventory
Raw materials	$6,619	$6,697
Work-in-process	2,358	1,553
Finished goods	3,011	2,799
Total gross inventories	$11,988	$11,049

Inventory Reserve
Raw materials	$3,436	$3,150
Work-in-process	641	431
Finished goods	1,275	1,111
Total reserve	$5,352	$4,692

Net Inventory
Raw materials	$3,183	$3,547
Work-in-process	1,717	1,122
Finished goods	1,736	1,688
Total net inventories	$6,636	$6,357

Net inventory analyzed above includes $174,000 of inventory held for sale by CXR Larus, as included in note 3 above.

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, (in thousands):

	September 30, 2014	December 31, 2013
Land and buildings	$3,312	$3,401
Machinery, equipment and fixtures	3,571	3,407
Leasehold improvements	758	731

	7,641	7,539
Accumulated depreciation and amortization	(3,169)	(3,064)

Total property, plant and equipment	$4,472	$4,475

The Company recorded depreciation expense associated with its property, plant and equipment of $0.3 million for each of the nine months ended September 30, 2014 and 2013, and $0.1 million for each of the three months ended September 30, 2014 and 2013.

NOTE 9 — GOODWILL

The following table reflects changes in goodwill balances for the nine months ended September 30, (in thousands):

	2014	2013

Balance at January 1	$5,283	5,146
Foreign currency translation	(92)	23
Balance at September 30	$5,191	5,169

The goodwill all relates to the electronic devices segment of the business.

NOTE 10 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the nine months ended September 30, (in thousands):

	2014	2013
Balance at January 1	$457	584
Amortization	(69)	(102)
Foreign currency translation	(6)	-
Balance at September 30	$382	482

The intangible assets constitute trademarks, trade names and technology acquired and relates to the electronic devices segment.

NOTE 11 — ANNUITY ACCRUAL RELEASE

An agreement with a retired, former owner of a company that was subsequently purchased by the Company, obliged the Company to pay an inflation-linked monthly annuity to this former owner, Mr. Jacobson, for the duration of his life. The liability was calculated based on actuarial data relating to life expectancy, discounted by the Company’s weighted average cost of capital. As of December 31, 2013, the Company had accrued a liability of $697,000. During September 2014, the individual passed away and the Company was relieved of its obligation. The release of this obligation totaling $704,000 was included in Selling, general and administrative expenses, but separately identified, on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014.

NOTE 12 — INCOME TAXES

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

In December 2013, the Company received notification of an assessment from the Direction Generale des Finances Publiques in France challenging the basis of claims made by the Company’s French subsidiary, CXR AJ, in respect of research and development activity for the years 2009 and 2010. The amount being challenged was the sum of 187,000 euros (approximately $240,000 using the exchange rate at September 30, 2014) representing grants received in the two year period. The Company took independent advice at that time which supported the Company’s view that claims had been made in accordance with the applicable rules and regulations and the Company’s claims were defensible in their entirety. In June 2014, the Company received notification from the Direction Generale des Finances Publiques that it was requesting repayment of 354,000 euros (approximately $454,000) for the four years from 2009 to 2012 and in September 2014, a claim of 17,000 euros (approximately $22,000) in respect of 2013 was received. The Company continued taking independent advice and is contesting the assessment but in recognizing the probability that the Company may ultimately be required to repay the grants received, management accrued for a liability of $362,000 during the three months ended June 30, 2014. In the period since the Company published its interim financial statements for the period ended June 30, 2014, the Company has been in correspondence with Direction Generale des Finances Publiques but has received a rejection of the Company’s challenge. The Company is continuing to contest the ruling but currently there is no suggestion that the Company’s appeal against the assessment will be favorably received. Recognizing this, management has decided to increase the accrual to the full claim, being approximately $476,000 (using the rate of exchange at September 30, 2014). This amount has been charged to engineering and taxation mirroring the original credit in the years 2009 to 2013. The Company has received verbal assurances from the French authorities that they are not seeking to impose penalties or charge interest on the amounts being disputed.

Under ASC 740-10 Income Taxes- Tax Positions, the Company is required to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. As noted above, the Company is currently engaged in discussion and correspondence with the tax authorities in France regarding a variety of matters relating to the period since 2009. The most important aspect of this discussion is the issue of the research and development grants noted above. While there are other matters under review, in management’s opinion, none are likely to result in anything other than an adjustment to the level of tax losses that could be carried forward. Apart from this issue there are no material open matters with tax authorities nor is the Company engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions, if any, in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months or nine months ended September 30, 2014 or 2013. As of September 30, 2014, the Company had no accrual for interest or penalties. Other than the matter referred to above the Company has not recognized benefits for any uncertain tax positions that it believes would be more-likely-than-not upheld in an examination by any tax authorities. As of September 30, 2014, the Company had not recorded any net unrecognized tax benefits.

The Company is no longer subject to United States federal and state tax examinations for years before 2009 and 2008 respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2011, and for France for years prior to 2009.

NOTE 13 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

	September 30, 2014	December 31, 2013
Lines of credit
Lloyds TSB Commercial Finance	902	443
FACTOCIC	251	753
Lines of credit	$1,153	$1,196

	September 30, 2014	December 31, 2013
Long-term debt
Lloyds term loan	1,512	711
Lloyds property loan, secured by Mortgage	2,161	2,255
BPI France loan	253	-
Promissory Notes payable	-	2,277
Capital lease obligations	441	93
	4,367	5,336
Current portion of long-term debt	(770)	(2,672)
Long-term debt	$3,597	$2,664

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.5 million based on the exchange rate on September 30, 2014), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of September 30, 2014, outstanding borrowings under the Receivable Finance Agreements were $902,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of September 30, 2014, CXR AJ had $251,000 of outstanding borrowings under the CIC Agreement.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary, was granted an innovation loan by BPIFrance. The loan is for 200,000 euros (approximately $257,000 using the exchange rate at September 30, 2014) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly installments of $13,000 starting in December 2016. The loan is interest free. As of September 30, 2014, CXR AJ had $253,000 of outstanding borrowings under this loan agreement.

Promissory Notes Payable

The promissory notes were amended subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to a term loan from Lloyds Bank described below. Since the date of issuance, the terms of the notes were amended numerous times, most recently, with effectfrom November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Subsequent to December 31, 2013, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014. Under the terms of the agreement with the holders of the Amended Subordinated Contingent Notes, on the redemption of such notes, the holders are entitled to indemnification for additional tax paid if the rate of capital gains tax increased between the dates such notes were originally issued and the date of redemption. The rate of capital gains tax did increase from 15% to 20% with effect from January 1, 2013 and, in addition, a capital gains tax surcharge of 3.8% was introduced. The holders of the Amended Subordinated Contingent Notes were therefore entitled to indemnification by the Company for the additional tax payable on their gains. The Company recognized an estimated liability of $300,000 during the three months ended June 30, 2014, charging the full sum to other expenses in the Statement of Comprehensive Income. On September 30, 2014, the Company entered an agreement with the former holders of the Amended Subordinated Contingent Notes making a full and final settlement of $279,000 plus $10,000 of legal costs. The amounts due were settled on that date. The former note holders have no further claim over the Company or its assets as a result of this agreement.

Lloyds TSB Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into an agreement for a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As of December 31, 2013, £431,000 ($711,000 based on the exchange rate at December 31, 2013) was outstanding under the Lloyds Term Loan. On April 1, 2014, the Company replaced this loan with a new three-year loan with Lloyds Bank of £1.1 million (approximately $1.8 million, using the exchange rate at September 30, 2014). The loan is repayable in monthly installments over the three year term. The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.2 million using the exchange rate at September 30, 2014). The value of this net worth covenant increases by approximately $400,000 each calendar year. At September 30, 2014, the balance outstanding under the loan was $1,512,000. The Company was in compliance with the covenants as of September 30, 2014.

Lloyds Bank property loan secured by mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.3 million at the rate of exchange on September 30, 2014) to purchase the property occupied by Pascall. This loan, which is secured by a fixed mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants (assessed annually), requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.8 million and $0.5 million using the exchange rate at September 30, 2014. At December 31, 2013, the Company was in compliance with these covenants as the net worth of EEL, as defined by the loan agreement, was £6,100,000 (approximately $9,900,000 using the exchange rate at September 30, 2014) and the profit for the year ended December 31, 2013 was £685,000 (approximately $1.1 million using the exchange rate at September 30, 2014). As of September 30, 2014, the loan balance outstanding was $2.2 million and the property has a carrying value of $3.1 million. At December 31, 2013, the loan balance was $2.3 million and the carrying value of the property was $3.1 million.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through January 31, 2019. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. At September 30, 2014, the obligations under capital leases were $441,000 ($93,000 at December 31, 2013).

NOTE 14 — FAIR VALUE MEASUREMENTS

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of September 30, 2014, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 15 — SUBSEQUENT EVENTS

Sale of the business of CXR Larus

On October 8, 2014, CXR Larus sold selected assets and liabilities that constituted the Network Access and Timing and Synchronization product lines. These business lines represented the only remaining trading activity of CXR Larus and consequently the Company now only remains to collect receivables and meet remaining liabilities. It is not anticipated that there will be any new operations at this Company in the foreseeable future. Cash and receivables remain the property of CXR Larus. On closing the sale, the Company collected net proceeds of $174,000 in exchange for net assets, which after an impairment charge of $202,000, had a book value at the date of sale of $174,000. While the agreement also allows for a small royalty on sales made by the purchaser in the ensuing twelve months, we do not expect to have any significant continuing involvement with the business following the disposal. Since the date of the sale, the Company has continued to collect receivables, which at September 30, 2014, had a value of $218,000, released its employees making severance payments of $103,000 and paid its remaining liabilities. See Note 3 above for further details.

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

The Company’s 2014 plan includes continued sales in the electronic devices segment in both the civil and military markets and deeper penetration of the European and North African markets for the sale of the Company’s communications equipment products. In both segments the emphasis continues to be on strengthening relationships with existing customers, while exploring new markets and customer opportunities. The Company’s management team will adjust resources according to demand for the Company’s products. The Company is a small and flexible player in a rapidly changing world market. The Company’s technical expertise coupled with its flexibility means the Company is well positioned to respond to new opportunities, providing that financial resources are sufficient to exploit these opportunities. Management believes that there are significant opportunities for managed growth; exploiting the Company’s niche markets in the remainder of 2014 and forthcoming years is fundamental to the future of the business. Management also recognizes the challenge that growth represents but believes that this growth can be achieved through working in partnership with its strong customer base. During the quarter ended September 30, 2014, the Board determined that it was appropriate to dispose of the remaining assets and liabilities of the Californian based business which formed part of the Company’s communications equipment business. This business was sold in October 2014.

Results of Operations

Overview

Company-wide there was a very significant, 33%, increase in net sales in the three months ended September 30, 2014 compared with the equivalent period in 2013. This takes overall top-line growth to 15% over the year to date when compared with the first nine months of 2013. This sales growth has encompassed notable increases in volumes at both the electronic devices and communications equipment segments. In addition the backlog of confirmed orders continued to climb and at September 30, 2014 stood 27% ahead of the comparable figure one year earlier.

During the nine months ended September 30, 2014, there have been certain specific events that have affected the Company’s finances for the nine months ended September 30, 2014 and the financial position at that date. Some of these items were first reported in the Quarterly Report on Form 10-Q for the period ended June 30, 2014. The events and the associated costs were as follows:

1.	On April 1, 2014, the Company drew down a new, fixed interest rate, three-year term loan from Lloyds Bank for $1.8 million. This loan replaced the existing term loan from Lloyds Bank that at the time it was replaced had a balance of approximately $0.7 million outstanding. The new term loan increased the Company’s borrowing capacity by approximately $1.1 million. The loan has a fixed interest rate of 6.6% and repayments of capital are due over 36 equal monthly installment sums. This new loan also replaced existing cash that was used to repay the Amended Subordinated Contingent Notes (as defined below) with a value of $1.977 million. Such notes had been scheduled for redemption in December 2014 but the loan enabled the Company to redeem the notes early without penalty on April 7, 2014.

2.	On April 7, 2014, the Company repaid promissory notes with a principal value of $1.977 million together with accrued interest and expenses due to the agent appointed by the note holder. This payment cleared the outstanding balance due under the notes issued to former owners of ACC in May 2008 (the “Amended Subordinated Contingent Notes”) with the exception of an amount due by the Company to the holders of such notes for certain Federal taxes owed by such note holders as a result of long-term capital gains. Under the terms of the agreement, the Company was obligated to pay a sum equal to any additional Federal taxes payable by the holders of such notes as a result of any increase in capital gains tax rates between the date that such notes were initially issued and the date of redemption. On September 30, 2014, the Company agreed to pay $279,000 in full and final settlement of the outstanding sums.

3.	Coterminous with reaching a full and final settlement with the former holders of the Amended Subordinated Contingent Notes, the liens over certain assets owned by the Company’s subsidiary CXR Larus as well as its subsidiaries in the United Kingdom, in favor of these former note holders were released.

4.	In June 2014, the Company received notification from the Direction Generale des Finances Publiques in France that grants made to the Company’s French subsidiary, CXR Anderson Jacobson (“CXR AJ”), in respect of research and development activity for the years 2009 to 2012 were ineligible for funding in light of the lack of suitable academic research involved in the research and development claim. The Direction Generale des Finances Publiques requested repayment totaling 354,000 euros (approximately $454,000 using the exchange rate at September 30, 2014) representing grants received in the four-year period. In the quarter ended September 30, 2014, the Company’s claim for 2013 research and development was approved with the exception of a sum of 17,000 euros (approximately $22,000 using the exchange rate at September 30, 2014). The Company has taken independent advice and continues to contest the full repayment claim; however the Company recognizes that it may ultimately be required to repay all of the grants received, so an accrual of $476,000 has been recorded in the nine months ended September 30, 2014 increasing the accrual from $354,000 as of June 30, 2014. This accrual represents the Company’s best estimate of the likely settlement. The accrued liability is shown in short-term liabilities at September 30, 2014 and the charge is split in the Statement of Comprehensive Income between engineering costs and tax charge in accordance with the original credit.

5.	During September 2014, Raymond Jacobson died. The Company extends its condolences to Mr. Jacobson’s family. Mr. Jacobson was a former owner of a company that was subsequently sold to the Company. The Company had an obligation to pay an inflation linked monthly sum to Mr. Jacobson for the duration of his life. The liability, which was calculated on actuarial data relating to life expectancy, discounted by the Company’s weighted average cost of capital was $704,000, at the date of Mr. Jacobson’s death. This accrual has been released to the Consolidated Statement of Comprehensive Income.

6.	On October 8, 2014, the Company reached agreement with a third party to sell the inventory, plant, equipment and machinery, order book and trade of its subsidiary, CXR Larus. The Company will collect remaining accounts receivable and retains the cash in the business at the date of sale. The initial net cash settlement was $174,000 but the agreement allows for a small royalty on sales made in the ensuing twelve months. The Company incurred an impairment charge of $200,000 against the carrying value of the inventory and incurred severance costs of $103,000 and professional fees of $25,000 as a result of the sale.

Operating income for the three months ended September 30, 2014 was $673,000 compared with an operating loss of $122,000 for the three months ended September 30, 2013. The improvement reflects a significant increase in sales resulting in an increase in gross profit of $478,000, the release of the Raymond Jacobson accrual of $704,000 referred to above, the additional costs at CXR Larus in preparation for the asset sale noted above and an overall increase in selling and administration costs incurred in supporting the drive for additional production and sales.

Overall net sales increased by more than $2 million in the third quarter of 2014 compared to the third quarter of 2013 and Company-wide there was a 14.6% increase in sales in the first nine months of 2014 compared with the same nine month period in 2013. With the project nature of the Company’s business, it is difficult to compare prior periods as projects do not always repeat year on year but the growth has been generated across both of the Company’s business segments.

Sales growth in the Company’s electronic devices segment was in excess of 34% for the three months ended September 30, 2014 compared with the same three month period in 2013. Gross margins in the three month period fell fractionally short of 30% taking the cumulative gross margin to 25.4% for the year to date. In the communications segment the sales continued to grow, with an increase of 30.4% in the three months ended September 30, 2014 compared with the same three months in 2013. This takes sales growth in this segment to 17.3% for the year to date compared with the nine months ended September 30, 2013.

If the communications segment sales data is adjusted to exclude the results of CXR Larus, for both the three months and nine months ended September 30, 2014 and 2013, the growth figures remain strong at 29.9% and 17.3% for the three months and nine months ended September 30, 2014 respectively compared with the sales for the comparable period in 2013.

Overall gross profit as a percentage of sales (“gross margin”) in the third quarter of 2014 was 28.8%. This was a slight decline from the comparable period in 2013, which was 31.1%, but given the increase in sales volumes the increase in the gross profit was $480,000. The gross margin was also ahead of the 26.7% gross margin achieved in the first half of 2014. The Company pursues a policy of only taking on orders where it is anticipated that the gross margin percentage will be acceptable and, over the nine-month period the overall gross profit has increased in both segments.

Margins in the communications segment remain strong and those in the electronic devices segment continue to improve, but the lower margins in our electronic devices segment stems from the sales mix with a greater number of engineering design projects in progress than was the case in 2013. The unique product specifications of our customers, which is a feature of most of the Company’s electronic devices products, requires design projects with traditionally lower and less predictable margins, before the Company can start a production contract for that product. During the nine months ended September 30, 2014, there were several design engineering contracts, particularly for military customers, nearing completion which the Company expects will lead to production contracts in future periods. These production contracts will generally have stronger gross margins than the design engineering contracts.

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

The steady escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries is encouraging and the order-book maintained by these companies shows no sign of diminishing. The backlog for firm orders with scheduled delivery dates stretches through 2016 and we have increasing visibility that leads us to expect further orders from the same customers beyond 2016. However, we recognize that our customers rely on their customers to determine both orders and the timing for delivery with the consequence that there is no guarantee that this expectation will translate into confirmed backlog orders in the next twelve months.

International orders for our communications equipment products across France and the United Kingdom plus the strengthening of orders from North Africa for the Company’s French Network Access products have continued to provide a solid backlog of orders, which remains substantially higher than in previous years.

For the Three Months Ended September 30, 2014 and 2013

Net Sales

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$6,576	$4,905	$1,671	34.1%
as % of net sales	74.5%	74.0%
Communications equipment	$2,245	$1,722	$523	30.4%
as % of net sales	25.5%	26.0%
Total net sales	$8,821	$6,627	$2,194	33.1%

Electronic Devices Segment

Sales in the electronic devices segment of the Company accelerated as orders of In-Flight Entertainment and Connectivity (“IFE&C”) and radio frequency products for civil projects translated into sales. The Company’s contracts in both military sales and IFE&C sales are project driven and the timing of these contracts is dependent on other contractors, the availability of raw materials, external testing and other specific events that are often outside the control of the Company. Inevitably quarterly fluctuations also follow if orders or shipments are re-scheduled by customers but in the quarter ended September 30, 2014, productions and deliveries generally followed the Company’s expectations and reflected the increased demand from the Company’s largest customers for civil In-flight Entertainment products. Management is encouraged not only by the sales figures but also the continued strength of the Company’s backlog. The Company continues to see a strong order book for engineering, design and production of electronic devices and the market outlook remains positive.

Communications Equipment Segment

There was an overall increase of $0.5 million in sales within the Company’s communications equipment segment in the third quarter of 2014 compared with the same period in 2013. If the results of CXR Larus are excluded, the growth in the three months period is 30%, and if the figures for CXR Larus are included the growth marginally exceeds 30%. This increase comes after a strong first half year in 2014. The Company’s business unit in this segment, located in France reported an upturn in the quarter with one particularly large contract destined for a utilities company. In Europe and North Africa sales of our French network access products remain strong, and higher than the third quarter of 2013. The order book for our French communications unit remains higher than in previous years and we expect this backlog of orders to drive a stronger performance in the fourth quarter of 2014, although the traditionally short order time for these products makes 2015 less predictable.

Gross Profit

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$1,943	$1,552	$391	25.2%
as % of net sales	29.5%	31.6%
Communications equipment	$594	$507	$87	17.2%
as % of net sales	26.5%	29.4%
Total gross profit	$2,537	$2,059	$478	23.2%
Total gross margin	28.8%	31.1%

The higher sales volumes resulted in an increase in gross profit across both the electronic devices and communications segments of the business. There was a seven-percentage point improvement in the gross margin percentage in the electronic devices segment compared with the first six months of 2014 reflecting the product mix where a greater proportion of military production sales complimented the strong margin in the commercial aerospace sector.

Electronic Devices Segment

The gross profit generated by the electronic devices segment increased by $391,000 in the three months ended September 30, 2014 compared with the equivalent period in 2013. The result reflected the increased sales volumes as well as an improved gross margin percentage as military engineering projects neared completion.

Communications Equipment Segment

The lower gross margin percentage was offset by increased volumes of sales in the third quarter of 2014. This resulted in a gross profit that was $87,000 higher than the comparable three month period in 2013. The margin in the US element of the business was adversely impacted by an impairment charge of $202,000 against inventory. The French business benefited from a single large contract of approximately $950,000, albeit at a lower than average gross margin percentage, reflecting the competitive environment.

Operating Expenses

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	$1,504	$1,892	$388	20.5%
as % of net sales	17.1%	28.5%
Engineering and product development	$360	$289	(71)	(24.6)%
as % of net sales	4.1%	4.4%
Total operating expenses	$1,864	$2,181	317	14.5%

Selling, general and administrative expenses

The Company continues to keep a tight control over recurring costs but there was also a benefit from the release of the accrual that had been established to meet the annuity due to Mr. Jacobson. The accrual release in the quarter ended September 30, 2014 was $0.7 million. The Company accrued severance costs of $103,000 together with professional fees of $25,000 as a result of the sale of the business of its CXR Larus subsidiary during the three months ended September 30, 2014 and accrued for additional legal fees in connection with the discussions with the former holders of the promissory notes and release of liens. In the electronic devices segment, the Company incurred additional infrastructure costs and recruitment fees in connection with increasing production and in France, the Company incurred additional selling costs of $60,000 to support the increasing sales in the three months ended September 30, 2014 compared with the equivalent three month period in 2013.

Engineering and product development

Underlying engineering and product development costs have remained broadly consistent with prior periods but there was an additional provision of $36,000 in respect of the claim for the research and development grants from the French authorities.

Interest expense

Interest expense was $148,000 for the third quarter of 2014 compared with $134,000 for the third quarter of 2013 as a result of a reasonably consistent net debt position.

Other (expense)/income

The Company recorded a credit of $231,000 under the “other income/expense’’ category in the third quarter of 2014 compared to a charge of $162,000 in the third quarter of 2013. The dollar strengthened against the British pound sterling in the three month period ended September 30, 2014 from 1.71 to 1.62 dollars to the British pound sterling. The resultant, realized exchange gain includes foreign transaction gain of $170,000 in the three month period ended September 30, 2014, due to the dollar strengthening against the British pound sterling.

Income tax expense

There was an income tax charge for the three month period ended September 30, 2014 of $276,000. This compares with a credit of $12,000 for the equivalent period in 2013. The majority of the charge comprises United Kingdom Corporation tax on profits generated by the Company’s UK subsidiaries but there was also a charge of $53,000 relating to the potential reversal of the research and development credits noted above. The credit in the three month period ended September 30, 2013 included a successful claim of $90,000 for tax allowances at one of the United Kingdom subsidiaries in respect of prior years.

Net Income

The net income after tax in the third quarter of 2014 was $538,000, a swing of $0.9 million compared with the equivalent quarter in 2013. This improvement reflects increased sales volumes, stronger gross margins and the release of the accrual in respect of Mr. Jacobson, offset by the inventory impairment charge in CXR Larus and an increased tax charge.

For the Nine Months Ended September 30, 2014 and 2013

Net Sales

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$17,072	$15,050	$2,022	13.4%
as % of net sales	66.4%	67.1%
Communications equipment	$8,642	$7,365	$1,277	17.3%
as % of net sales	33.6%	32.9%
Total net sales	$25,714	$22,415	$3,299	14.7%

Electronic Devices Segment

The Company’s contracts in both military sales and IFE&C are project driven and the timing of these contracts is dependent on other contractors, external testing and specific events which are often outside the control of the Company. The improved sales for commercial aerospace IFE&C products in the third quarter compare with the customer induced delays for both IFE&C and radio frequency products, which held back sales in 2013, have resulted in an improvement in sales of over $2 million over the nine month period. The order book for both IFE&C and radio frequency products remain buoyant and the customer base strong.

Communications Equipment Segment

The French portion of the Company’s communications equipment segment has produced a strong sales performance for the year to date albeit slowing slightly in the third quarter of the year. Demand for the Company’s products in Europe and Africa have consistently exceeded the comparable period in 2013. The Company’s French communications equipment business unit continues to see demand for its products increase with sales order backlog totaling $2.1 million as of September 30, 2014 compared with $1.7 million as of September 30, 2013.

Gross Profit

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$4,341	$4,446	$(105)	(2.4)%
as % of net sales	25.4%	29.5%
Communications equipment	$2,707	$2,417	$290	12.0%
as % of net sales	31.5%	32.8%
Total gross profit	$7,048	$6,863	$185	2.7%
Total gross margin	27.4%	30.6%

Electronic Devices Segment

The overall gross profit in the nine months ended September 30, 2014 fell marginally, compared with the equivalent period in 2013, reflecting the large number of military engineering development contracts in progress during 2014 which traditionally carry a lower gross margin. It is anticipated that these engineering contracts will lead to larger scale production contracts.

Communications Equipment Segment

The communications equipment segment of the Company has traditionally been able to command higher gross margins for its products than the electronic devices segment. In France and territories served by the Company’s French business, this generally held true in the first three quarters of 2014. This coupled with the increased sales resulted in an increase in gross profit of more than $400,000 for the French based business. In the United States, the Company suffered an impairment charge of $202,000 against inventory as the business was prepared for sale. This reduced the gross profit in this geographical segment of the communications business to $106,000 compared with $226,000 in the comparable nine month period in 2013.

Operating Expenses

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	$5,950	$6,370	$420	6.6%
as % of net sales	23.1%	28.4%
Engineering and product development	$1,240	$908	$(332)	(36.6)%
as % of net sales	4.8%	4.1%
Total operating expenses	$7,190	$7,278	$88	1.2%

Selling, general and administrative expenses

Despite inflationary pressures and specific legal costs that had not been anticipated, overall sales and administrative costs reduced by 7% in comparison to the equivalent nine month period in 2013. The Company continues to reduce overhead costs wherever it is expedient to do so but it absorbed costs of $135,000 associated with addressing matters raised by former holders of the Amended Subordinated Contingent Promissory notes. Additional sales costs, particularly in France, were required to support the 17% increase in sales in that location and additional recruitment and infrastructure costs including additional computer licenses were expensed in the electronic devices segment during the nine months ended September 30, 2014.

The largest impact on the total cost arose through the release of the accrual in respect of the annuity due to Mr. Jacobson. The impact of the release of this accrual was $0.7 million. The future annual impact of no longer needing to make this regular payment compared with previous years will be approximately $300,000.

Engineering and product development

A feature of our business is that a significant proportion of engineering and product development costs are captured in the cost of the related product for customer specific engineering in our electronic devices segment so the quarterly cost understates the level of development activity.

Underlying engineering and product development costs have remained broadly consistent with prior periods but, as noted above, the Company recorded a charge of $476,000 in the nine months ended September 30, 2014, representing an accrual in respect of a repayment claim from the Direction Generale des Finances Publiques in France. The claim related to research and development grants awarded to the Company’s French subsidiary, CXR AJ, for the years 2009 to 2013. It is contended by the French authorities that the grants had been incorrectly claimed and that the research and development was not eligible for grants because, among other things, it had not led to a published academic study. Consequently, Direction Generale des Finances Publiques is requesting repayment of the sum of $476,000 representing grants received in the five year period to 2013. The Company has taken independent advice and is contesting the repayment claims because it is believed that the claims followed the published guidelines. However, the Company’s initial appeal has been rejected and recognizing the risk that the Company may ultimately be required to repay the grants that are in dispute, the Company has recorded an accrual of $476,000 during the nine months ended September 30, 2014 being the Company’s best estimate of the sum required to reach a settlement. The Company has received verbal assurances from the French authorities that they are not seeking to impose penalties or charge interest on the amounts being disputed. The impact of this claim on the Engineering cost in the nine months ended September 30, 2014 was $240,000 and the balance of the claim being $236,000 has been charged to taxation in accordance with the original credit taken by the Company. There have been no further developments on this issue since September 30, 2014 but discussions with the French authorities are continuing.

Interest expense

Interest expense was $438,000 for the first nine months of 2014 which compares with $388,000 for the equivalent period of 2013. The increase is chiefly attributable to interest on the term loan from Lloyds Bank which was drawn down in April 2014, coupled with heavier interest charges in France reflecting the increased pressure on working capital resulting from increased sales.

Other (expense)/income

The expense recognized under this heading for the nine months ended September 30, 2014 was $200,000 as compared to net other income of $55,000 recorded for the equivalent nine month period in 2013. Included in other expenses is a charge of $279,000 relating to the settlement of an indemnity given to the former note holders for additional tax incurred by them on the capital gains arising on the redemption of the Amended Subordinated Contingent Notes as discussed above. This claim was satisfied on September 30, 2014.

Income tax expense

There was a charge for the nine month period ended September 30, 2014 of $437,000 as compared to a charge in the comparable period of 2013 of $220,000. Of this sum, $288,000 is attributable to the electronic devices segment and is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company’s UK subsidiaries and reflects the increased profitability in this segment. In addition there is a net charge of $149,000 including an accrual for the tax element of the potential repayment of research and development tax credits received in France, as noted above, but now under threat of reimbursement. There are no tax liabilities elsewhere in the group in the nine months.

Net loss

The net loss for the first nine months of 2014 was $1,084,000 and the net loss for the nine months ended September 30, 2013 was $1,013,000. As explained above the 2014 performance benefited from a strong contribution from both the Company’s trading segments which together yielded an overall increase in gross profit between the two nine month periods of $185,000 even after incurring an impairment charge of $202,000 at CXR Larus. The Company also benefited from the release of the annuity accrual in respect of Mr. Jacobson of $704,000 but this was offset by the closure costs arising at CXR Larus, the research and development repayment claim of $476,000 and the charge in the second quarter of 2014 of $279,000 relating to the indemnity given to the former holders of the promissory notes.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. The Company has counteracted the impact of losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded purchases to meet the production demanded by the Company’s order book. As of September 30, 2014, the Company had cash and cash equivalents of $1.4 million as compared with $1.2 million at December 31, 2013. On April 1, 2014, a loan of $1.8 million from Lloyds Bank replaced an existing loan of $0.7 million from the same source. Accumulated cash was used to repay the remaining liability of $2 million outstanding on the Amended Subordinated Contingent Promissory Notes on April 7, 2014 and the Company’s cash was replenished by the incremental increase in funds from the Lloyds Bank facility. These promissory notes were scheduled for repayment in December 2014 but the new loan enabled the Company to repay the notes early without penalty, at a marginally lower interest rate. On September 30, 2014, the Company extinguished the contractual liability to the former loan note holders to reimburse their additional tax costs through payment of $279,000. Liens held by the former note holders were released on payment of this sum.

As of September 30, 2014, approximately 61% of the total $1.4 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company plans to permanently reinvest and use to support continuing growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries had previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, earnings up to the value of those guarantees have been deemed to have distributed these earnings to fund U.S. operations.

The Company’s delivery schedule for the remainder of 2014 suggests that the Company will generate more cash from operations through the remainder of the year, as the Company translates its strong order book into higher levels of shipments which in turn contributes to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the substantial order book, the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending September 30, 2015.

Backlog

The Company’s future book of shippable orders (the “Backlog”) was $29.3 million as of September 30, 2014, compared to $25.9 million as of December 31, 2013 and $23.1 million as of September 30, 2013. The amount of Backlog orders represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of September 30, 2014, approximately 93% of the Backlog is related to the electronic devices business which has variable lead times for our manufacturing processes due to the custom nature of the products. Approximately $2.1 million of the Backlog is related to the communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. The Company believes that a significant portion of the current Backlog will be shipped within the next 12 months. However, there can be no assurance that, the orders won’t be cancelled by the customer, that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected as Backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or the operating subsidiaries for the past two years.

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

Foreign Currency Translation and Exchange

Foreign subsidiaries account for approximately 95% of the Company’s net revenues, 96% of the Company’s total assets and 94% of the Company’s total liabilities as of and for the nine months ended September 30, 2014. After the sale of the assets of CXR Larus on October 7, 2014, 100% of the Company’s net revenues will be generated by the foreign subsidiaries. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. Dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. Dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $1.7 million were included as part of accumulated other comprehensive loss within the balance sheet at September 30, 2014. During the three and nine months ended September 30, 2014, the Company included translation losses of $846,000 and $553,000, respectively, in other comprehensive income. These principally stem from the translation of overseas assets into U.S. Dollars as a result of a strengthening of the U.S. dollar against UK sterling and to a lesser extent against the Euro in the three months ended September 30, 2014. Any future translation gains or losses could be significantly higher or lower than those recorded for these periods.

The relevant rates at September 30, 2014 and 2013 and the average rate for the three months and nine months ended September 30, 2014 and 2013 were:

	US $ equivalent
	2014	2013
Period end rate at September 30
£Sterling	1.62	1.62
Euro	1.28	1.35

Average for the three month period ended September 30
£Sterling	1.67	1.55
Euro	1.26	1.32

Average for the nine month period ended September 30
£Sterling	1.67	1.55
Euro	1.23	1.32

At December 31, 2013, £1 sterling was equal to $1.65 and 1 Euro was equal to $1.38

If the Company disposes of any foreign subsidiaries, any relevant cumulative currency translation gains or losses would be realized into the statement of operations.

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2013 for goodwill in the electronic devices reporting unit. At September 30, 2014, the reported goodwill totaled $5.2 million, all of which related to the electronic devices reporting unit.

At September 30, 2014, the reported indefinite-lived assets totaled $0.4 million, all of which related to the electronic devices reporting unit.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than the claim for repayment of 371,000 euros ($476,000 based on the exchange rate at September 30, 2014) from the Direction Generale des Finances Publiques disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. The full amount of the sum claimed by the French authorities, being $476,000 has been accrued in respect of the claim from the Direction Generale des Finances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to the Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: November 14, 2014	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ TIMOTHY J BLADES
Timothy J. Blades,
Director of Finance

