Form 10-K
period 2014-12-31
EMRISE Corp
filed 2015-03-31
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0033 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the $0.88 closing sale price of such stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,500,000. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, par value $0.0033 per share, as of March 27, 2015, was 10,816,337.

Documents Incorporated By Reference: None.

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets electronic devices, sub-systems and equipment for aerospace, defense, industrial and communications markets. Our products perform key functions such as power supply and power conversion; radio frequency (“RF”) and microwave signal conditioning; and network access and timing and synchronization of communications networks. We conduct our business through two operating segments: electronic devices and communications equipment. Our two electronic devices segment business units, XCEL Power Systems Ltd. (“XPS”) and Pascall Electronics Limited (“PEL”), are located in the UK (United Kingdom). At the start of 2014 we owned two communications equipment business units, CXR Larus Corporation (“CXR Larus”), based in the United States, and CXR Anderson-Jacobson (“CXR AJ”), which is located in France. In October 2014, we sold the business and assets of CXR Larus which had become an immaterial subsidiary. During 2014, our electronic devices segment contributed approximately 68% of overall net sales, while the communications segment contributed approximately 32% of overall net sales. EMRISE serves the worldwide base of customers it has built, primarily in North America, Europe, North Africa and Asia.

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

Strategy and Business Developments

In our Annual Report on Form 10-K for December 31, 2013, we reported on the steps that the Company was taking to reduce and restructure debt, invest in in our electronic devices businesses, reduce overhead costs and increase our revenues. We also noted that the Board of Directors of the Company (the “Board”) had initiated a strategic review to determine the best route to increase shareholder value, engaging investment bankers to evaluate the options. We anticipated that the electronic devices segment would drive the growth and future profitability of the Company. During 2014, we started to see the benefits of this strategy with increasing revenues, a significant uplift in the backlog to underpin our future growth plans for 2015 and beyond and encouraging levels of profitability, particularly at our electronic devices segment. We also redeemed expensive loan notes that had been originally issued to certain former owners of a subsidiary, benefited from the elimination of a significant obligation to a former owner of another subsidiary and negotiated a new debt facility with our principal UK bank. In October we rationalized our communications segment by closing our unprofitable subsidiary in California. The terms of the sale are described in greater detail below. Throughout the year we maintained rigorous control over costs. These steps helped us achieve an improvement in our results of operations during the year and placed the Company in a stronger position to exploit opportunities during 2015 and subsequent years. Against this background, the Board continued to examine the strategic options available to the Company throughout the year and in February 2015 having received an offer of $22 million, net of debt and certain other adjustments, the Board authorized management to enter into detailed discussions for the sale of the electronic devices segment of the business.

Recent Developments

On March 22, 2015, the Company executed a purchase agreement (the “Purchase Agreement”) with an affiliate of Data Device Corporation (“DDC”) to sell all of the issued and outstanding shares of the common stock of the Company’s wholly owned subsidiary, EMRISE Electronics Ltd. (“EEL”), for a gross purchase price of $22 million (the “Transaction”). This figure will be reduced by debt and transaction expenses, will be adjusted for the level of working capital at the date of completion and will be subject to an escrow sum that will be held back by the purchaser for twelve months. EEL is the holding company for the electronic devices segment of the business. This segment constituted 68% of the Company’s sales in both 2014 and 2013 and $3.8 million and $2.7 million operating profit in the years ended December 31, 2014 and 2013, respectively. The sale has been unanimously approved by the Board but is subject to shareholder approval with a vote through a proxy to be sent to shareholders. In connection with the Purchase Agreement, the Company and purchaser have agreed to deposit $900,000 of the purchase price into escrow at the closing of the Transaction (the “Closing”) to secure certain indemnification obligations of the Company under the Purchase Agreement. This escrow amount will remain available for satisfaction of any indemnification claims until twelve months following the Closing, at which time any remaining balance not subject to outstanding and unresolved claims will be distributed to the Company. Net proceeds from the sale, after holding back the sums in escrow and other associated costs, are expected to be approximately $11 million.

The Board also determined that, assuming the Transaction receives shareholder approval, the Company’s communications business should also be sold and Emrise Corporation should be dissolved and liquidated completely after the consummation of the Transaction. In this respect, the Board approved a Plan of Liquidation and Dissolution (the “Plan of Dissolution”). It is anticipated that under Delaware law that the execution of the Plan of Dissolution may take up to three years. It is intended that liquidated distributions to shareholders will be made during this time. Further details can be found in the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on March 23, 2015.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial equipment. During 2014, our top five electronics devices customers in terms of revenues were EMS Technologies Inc., MBDA (UK), Panasonic Avionics, Rockwell Collins and Selex ES. Four of these companies were among our top five customers in 2013. We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers. During 2014, our top five communications equipment customers, including distributors, in terms of revenues, were Cherry & White, Thales Communications, Ineo, Ansaldo and Power & Telephone. Two of these customers were also among our top five customers in 2013.

We have a diversified customer base for both our electronic device products and our communications equipment products. During 2014, one customer accounted for 10.7% of our total net sales. In 2013, our largest customer, a company which was not the largest in 2014, accounted for 11.6% of our total net sales.

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

Military and defense customers generally require our products to be formally qualified for their application. The total system will then typically undergo flight qualification or the equivalent on a land or sea based system. A further development or prototyping phase may follow to meet additional requirements. This can lead to lengthy development and approval cycles and very long prototype phases, sometimes spanning several years, prior to the product entering production. As a result of these long development and approval cycles, the overall program is subject to external political and economic constraints over which we have little control and which makes sales forecasting difficult. Further, delays associated with customer internal approval processes, contracting procedures and/or procurement practices may cause potential sales of our electronic device products to be delayed. After a customer has approved our product for purchase, any new prospective supplier will have considerable barriers to entry due to the need to re-qualify the application. As a result, once qualified, our products typically enjoy a long product lifecycle.

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

The electronic devices market is highly fragmented, competitive and is comprised of a diverse group of OEMs. Nonetheless, we believe that our many years serving this market and significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors. This is particularly true in the military and defense markets that have high barriers to entry after a product has been qualified. Competition for development programs includes multinational and local engineering and manufacturing companies containing customer in-house capabilities. Competitors in this segment include Astronics, Crane, Vicor, ITT and Martek, among others. Our RF devices and power supplies are similarly positioned in the IFE&C markets. Significant competitors in this market include the in-house manufacturing capability of Panasonic, Rockwell Collins and Thales, all of which are also our customers.

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

Backlog

For a significant portion of our business, customers issue binding purchase orders or enter into other binding purchase arrangements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or work is currently in progress. At December 31, 2014, our backlog of firm, unshipped orders was approximately $36.8 million compared to $25.7 million a year ago (an increase of 43%). Our electronic devices business represented approximately 92% of the backlog. The electronic devices business has long lead-times for our manufacturing processes due to the custom nature of the products. Approximately 8% of the backlog is represented by our communications equipment business. At $3.1 million this is the equivalent of 27% of the level of sales achieved by the communications equipment business in 2014. We believe that the majority of our current backlog will be shipped within the next 12 months. However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. At February 28, 2015, our backlog was approximately $38.7 million, compared to $26.8 million at March 31, 2014. This majority of this backlog is scheduled for production and delivery over the next two years but some orders stretch further into the future. The backlog would transfer to the purchaser in the event of a sale of the business.

Warranties

The Company’s electronic devices products are generally bespoke in nature and these carry a limited parts and labor warranty that is specific to each contract. These warranties usually vary in length from one to two years. In certain circumstances, the Company provides a two-year, limited parts and labor warranty on communications test instruments and network access products but these are more normally of one year duration. The Company also offers an extended parts and labor warranties beyond the standard one or two year warranty, as may be applicable, for an additional cost to its customers. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns. However, it is possible that disputes over specifications, materials or workmanship could arise in the future.

Product Development and Engineering

We are making investments in product development and engineering which are designed to increase our range of product offerings to our customers, stay current with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders. Our product development and engineering activities focused on product development for network access, timing and synchronization products, RF frequency control products and power conversion devices. We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. Development costs are charged to expense as incurred. The cost of development expensed in 2014 and 2013 was $1,265,000 and $1,132,000, respectively.

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

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume. We maintain broad mechanical and electronic assembly capabilities such as machining, surface mount technology, through-hole assembly, cable harness assembly and general assembly, all of which are primarily utilized to maintain our flexibility to produce small volume batch products and quick turnaround prototypes. Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders are outsourced. Although many of our electronic devices incorporate our standard techniques and intellectual property, most of our products are nevertheless built to meet customer specifications. This approach of incorporating proprietary standard modular designs into custom products allows us to reduce lead time to delivery and minimize material inventory. Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 12 and 50 weeks. The lead-time is predominantly to source electronic component piece parts. Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more. It is not unusual for customers to place orders 12 months or more ahead of their desired delivery date.

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

Employees

As of March 20, 2015, we employed 194 individuals, of which 185 were full time, in our various divisions and subsidiaries. At March 31, 2014, we employed 203 individuals, of which 192 were full time. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

Corporate Information and Securities Filings

EMRISE is a Delaware corporation that was formed in 1989. Our principal executive offices are located at 2530 Meridian Parkway, Durham, NC 27713. Our website address is www.emrise.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov). The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our charters of the committees of the Board, Codes of Conduct and other information.

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

Risks Related to Our Business

During 2014 we examined the strategies available to the Company. The Board recognized that our products were well regarded in the global market-place but further investment was required to exploit the opportunities. Although we generated net income in 2014 our profits remain inconsistent and it is several years since the Company last generated significant profits. We need investment in our business and products to generate and increase future profits and we need to manage cash to fund working capital and fund loan repayments. The fragility of our annual profit flow favored a sale of the electronic devices segment provided the price was high enough to increase shareholder value. The Company entered into an agreement to sell the electronic devices segment in March 2015; which is subject to shareholder approval through the proxy process. Many of the risks faced by the Company which have been set out below will be mitigated or eliminated if the sale and subsequent liquidation take place in accordance with the Company’s plan but if the plan fails many risks remain. If we do not sell the electronic devices segment we will need to secure new business loans during 2015 or 2016 to fund and support legal and other costs incurred during the sale negotiations and fund new product development. Even with effective cash management, if the sale of the electronic devices segment fails to complete, we are unlikely to generate profits or experience positive cash flow during 2015 and this may necessitate additional cost reductions. If we incur losses, we are likely to experience negative cash flow, which may hamper our operations and may prevent us from expanding or even maintaining our business.

We generated profits of $877,000 after tax from operations in 2014 after sustaining a small loss in 2013, a small profit in 2012, a $2 million loss from operations in 2011, and a $6 million loss in 2010. We expect to rely on cash on hand, cash generated from our operations, existing financing arrangements and a new loan facility to fund the cash requirements of our business and the scheduled repayment of loans. If our profits do not continue to grow, we are likely to experience negative cash flow, which may hamper current operations and may prevent us from investing in and expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. The Company needs cash to grow and this investment and consequent cash outflow may not result in an immediate or indeed, any increases in profit. If we do not achieve, sustain or increase profitability, our stock price may decline.

We have outstanding debt which the Company must repay.

At the beginning of 2014 we had debt in the form of promissory notes totaling $2.3 million originally issued to former shareholders of Advanced Control Components (the “Former Shareholders of ACC”). These notes were redeemed from a combination of existing cash generated from within the business and an additional loan from our principal lender. The new borrowings generated net new cash of $1.2 million at a lower rate of interest than we were paying for the promissory notes. This money together with cash generated from operations was used to redeem the promissory notes and meet liabilities associated with the redemption of these notes. We continue to have credit facilities available to us under separate financing arrangements for our UK and French operations. The cost of carrying and servicing this debt affects our profitability. If we suffer a decline in the current levels of profitability and cash generation, we will need to seek new financing to ensure we can meet scheduled loan repayments as they come due, which there is no assurance that any new financing could be at favorable terms. If we are unable to do this we may have to consider the future sale of assets or sell equity to raise the capital needed to pay these debts.

We rely on our foreign subsidiaries to generate cash to meet Company liabilities.

We rely on our foreign subsidiaries to generate profits and cash with which to finance our US corporate liabilities. EMRISE does not have any facility in the United States to generate cash to pay its liabilities beyond dividends and loans from its subsidiaries and management charges imposed on those same companies. This could be alleviated in the short-term by the sale of the electronic devices segment but this would not, on its own, be a long-term solution. In the event that the overseas trading entities were unable to support EMRISE, through a the sale of one or both operating segments, through a lack of cash or through limitations on cash transfers imposed through bank covenants, loan conditions or tax factors then EMRISE would need to seek funds elsewhere. In the event that the overseas subsidiaries are unable to generate and repatriate cash to the parent Company it is likely that it would be very difficult to raise new loans in the United States to meet obligations as they fall due. There is no guarantee that generating new loans would be possible or at favorable terms to the Company.

We have limited cash resources which limits investment in new products, people or working capital.

We have bank borrowing facilities for each of our subsidiaries which are sufficient to meet our normal levels of activity within those subsidiaries. Our plans anticipate moderate growth but we cannot guarantee that this growth will be self-financing in the short term. New products and new orders require additional working capital and delays in design, production, delivery or payment from customers will put a strain on this working capital which could result in the Company running out of cash. We monitor our cash resources and cash availability against existing bank facilities very carefully but as a small company we do not have the resources to cover the eventuality of a lengthy delay in the working capital cycle. Some of our borrowing facilities are specific to individual subsidiaries and there are limitations, imposed by banking covenants, on the ability to transfer cash between these subsidiaries. In the event that one or more subsidiary requires cash in excess of its borrowing facility to meet its obligations we may be unable to transfer cash to that subsidiary even if the Company as a whole has adequate borrowing facilities.

Our previous strategy included organic growth, which would not necessarily result in increased revenues or profitability and may have depleted our limited cash reserves without return on investment. Our acceptance of the offer to buy our electronic devices segment changes this risk but if the sale fails to complete we would need to revert to our previous organic growth strategy.

If we revert to our strategy to grow our business organically, focusing on sales to further increase our revenues and backlog, and ramping up manufacturing to meet the increased demand we may encounter difficulties caused by a number of factors, some of which are out of our control, including operational or personnel issues; delays in obtaining (or failure to obtain) required parts, supplies, or third-party technology; global unrest; access to credit by our customers, our suppliers, or ourselves; and our competitors may be more successful than we are technologically or in terms of sales generation. We are using cash reserves to make up-front investments in engineering and inventory. We may invest in the wrong technologies or products or the investment may not yield improved products and sales as anticipated. Our competition may make similar investments with greater success. If we fail to develop significant sales of products, it will negatively impact our business, our ability to become profitable, and results of operations. We would also expect such failure to cause fluctuations or decreases in our common stock price.

If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

As of December 31, 2014, we had $36.8 million in backlog orders for our products. This represents more than 100% of our 2014 annual revenues but not all of this backlog will be scheduled for production or delivery in 2015. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner. We may not ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within established timeframes, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders. Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fails to translate into increased sales. In the event that the electronic devices segment is sold, the backlog related to such segment would be transferred to the purchaser.

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

The high costs of being a U.S. public registrant places pressure on our cash facilities.

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

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board and Chief Executive Officer, and Graham Jefferies, our President and Chief Operating Officer. Mr. Oliva co-founded Emrise Electronics Corporation (“EEC”) and has developed personal contacts and other skills that we rely upon in connection with our general business strategies. Mr. Jefferies is a long-time employee of EMRISE whom we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. The loss of Mr. Jefferies or one or more other key members of management could adversely affect us. Although we have entered into employment or severance agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals. We maintain key-man life insurance on Messrs. Oliva and Jefferies. However, this insurance covers termination due to death and not due to any other potential reasons for their employment termination. Even if this insurance can be continued in full effect and a claim paid, the coverage may not be sufficient to compensate us for the loss of the services of Mr. Jefferies.

Many of our competitors have greater resources than we do. If we are unable to keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries, we may not be able to compete successfully with them and thereby possibly causing our stock price to decline.

Our future success depends, in part, upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the electronic devices and communications equipment markets in which we compete, encompass evolving customer requirements, and provide a broad range of products and achieve market acceptance of our products. Our subsidiary companies would benefit from the additional resource that a new owner could bring.

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

The fragile global economy:

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

The Company operates in a global market which is sensitive to oil prices, world unrest and economic uncertainty. Confidence in the world economy since the global financial crisis has been fragile and this manifested itself, among other things, in significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged. This has had and may continue to have a significant negative effect on our business and operating results. The potential effects of the fragile global economy are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

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

We undertake various sales and marketing activities through our facilities in England and France. Sales by these foreign business units accounted for 97% our net sales in 2014 and will account for 100% of our sales in 2015 and beyond. International operations are subject to many other inherent risks, including but not limited to:

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

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency. In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using average exchange rates for the applicable period. Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements. Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 97% of our net sales in 2014 and 95% of our sales in 2013. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2014, these currencies included the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods. The relevant rates for 2014 and 2013 were:

U.S. Dollar equivalent
At December 31,	2014	2013
Year-end rate
£ Sterling	1.56	1.65
Euro	1.21	1.38

Average for the year
£ Sterling	1.65	1.56
Euro	1.33	1.33

Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a profit of $283,000 for 2014 and a loss of $130,000 for 2013. We cannot control currency fluctuations and future losses could be greater than in the past.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets, which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification (the “Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually at year end. As part of our 2014 and 2013 annual tests for impairment to goodwill and other intangible assets, we noted no events of impairment. Any future impairment, could negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

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

Risk Factors Relating to the Proposal to Approve the Transaction

If we fail to complete the Transaction, our business may be harmed.

We cannot provide assurances that the Transaction will be completed. The closing of the Transaction is subject to a number of conditions, including but not limited to shareholder approval and the absence of a material adverse effect on EEL’s business. If the Transaction is terminated because the Company fails to hold a special meeting to approve the Transaction within a specified time period or if the Transaction is not approved by stockholders, we will be required to pay up to $300,000 of DDC’s expenses incurred in connection with the Transaction. In certain other circumstances (as described in further detail in the Purchase Agreement), we will be required to pay to DDC up to $800,000 of DDC’s expenses incurred in connection with the Transaction.

As a result of our announcement of the Transaction, third parties may be unwilling to enter into material agreements with respect to the electronic devices business segment. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. If we fail to complete the Transaction, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. In addition, if the Transaction is not completed, the market price for our common stock may decline.

Our announcement of the Transaction may cause employees working for EEL and its subsidiaries to become concerned about the future of the business and lose focus or seek other employment.

In addition, if the Transaction is not completed, our directors, executive officers and other employees will have expended extensive time and effort and experienced significant distractions from their work during the pendency of the Transaction and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

If the Transaction is not completed, we may explore other potential transactions involving the Company and its electronic devices business segment. The terms of such an alternative transaction may be less favorable to us than the terms of the Transaction and there can be no assurance that we will be able to reach agreement with or complete such an alternative transaction with another party.

The failure to complete the Transaction may result in a decrease in the market value of our common stock and limit our ability to implement our business strategies.

The completion of the Transaction is subject to a number of contingencies, including approval by our stockholders and other closing conditions set forth in the Purchase Agreement. We cannot predict whether we will succeed in obtaining the approval of our stockholders or whether the other conditions to closing the Transaction pursuant to the Purchase Agreement will be satisfied. As a result, we cannot offer assurance that the Transaction will be completed. In the event that the Transaction is not completed, this may have a material adverse effect on our business prospects, operating results and financial condition and the market value of our common stock may decline.

Risk Factor Related to the Plan of Dissolution

If our stockholders vote against the Plan of Dissolution proposal, our business could be harmed.

If we do not obtain stockholder approval of the Plan of Dissolution, we would have to continue our business operations despite the sale of substantially all of our assets and our announced dissolution. Assuming the completion of the Transaction, we would have limited assets with which to generate operating revenue and likely will have retained only those employees required to wind-up our corporate existence.

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

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2014, the high and low closing sale prices of a share of our common stock were $1.10 and $0.55, respectively, and the average closing price across the year was $0.84. Our stock price has exhibited volatility and may continue to do so in the future. In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 27, 2015, we had approximately 10.8 million shares of common stock outstanding and 0.3 million outstanding options. A substantial number of these shares are eligible for public resale. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Because our market capitalization is small, we could remain a target for a buyer or subject to a hostile takeover at a value that is less than the value that could be realized in a planned sale and liquidation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of March 27, 2015, we leased or owned approximately 75,000 square feet of administrative, engineering, production, storage and shipping space. 36% of this space, being the site in Ashford, England, was leased from a third party. The following table represents our properties as of March 27, 2015:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently trading on the OTC Markets Group Inc. trading venue in their OTCQB category under the symbol “EMRI”. The table presented below shows, for each fiscal quarter, the high and low closing prices for shares of our common stock on the OTCQB. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2014
First	$1.10	$0.79
Second	$1.00	$0.72
Third	$0.88	$0.65
Fourth	$0.88	$0.55
Year ended December 31, 2013
First	$0.60	$0.47
Second	$0.55	$0.44
Third	$0.55	$0.44
Fourth	$0.84	$0.46

(b) Holders

As of March 27, 2015, we had 10,816,337 shares of common stock outstanding held of record by approximately 480 stockholders in addition to numerous stockholders whose holdings are held in ‘Street Name’. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 27, 2015, the closing sale price of our common stock on the OTCQB was $0.92 per share.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, there were no sales of unregistered securities.

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Recent Transactions

Dispositions

On October 8, 2014, CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of EMRISE located in California, entered into an agreement with LDDF Incorporated, doing business as TesCom, to sell the business and specific assets of CXR Larus, which formed part of our communications equipment segment. Under the agreement, the Company retained the remaining accounts receivable and retained the cash in the business at the date of sale. The initial net cash settlement was $174,000 but the agreement allows for a small royalty on sales made in the ensuing twelve months. The Company incurred a loss on disposal of $200,000 against the carrying value of the inventory and incurred severance costs of $103,000 and professional fees of $25,000 as a result of the sale. Since the year end the remaining accounts receivable have been collected, liabilities paid, the business closed and the employees have left the Company.

Post Year-end Proposed Sale of The Electronic Devices Segment

On March 22, 2015, the Company entered into a purchase agreement with DDC (United Kingdom) Ltd., a subsidiary of Data Device Corporation (“DDC” or the “Purchaser’’), to sell all of the issued and outstanding shares of the common stock of the Company’s wholly owned subsidiary, EMRISE Electronics Ltd. (“EEL”), for a purchase price of $22 million, net of debt and transaction expenses and subject to a working capital adjustment (the “Transaction”). EEL is the holding company for the electronic devices segment of the business. This segment constituted 68% of the Company’s sales in both 2014 and 2013 and $3.8 million and $2.7 million operating profit in the years ended December 31, 2014 and 2013 respectively. The sale has been unanimously approved by the Board but is subject to shareholder approval with a vote through a proxy process.

In connection with the Purchase Agreement, the Company and Purchaser have agreed to deposit $900,000 of the purchase price into escrow at the closing of the Transaction (the “Closing”) to secure certain indemnification obligations of the Company under the Purchase Agreement. This escrow amount will remain available for satisfaction of any indemnification claims until twelve months following the Closing, at which time any remaining balance not subject to outstanding and unresolved claims will be distributed to the Company.

In connection with the Company’s entry into the Purchase Agreement, certain individuals specified in the Purchase Agreement, including Graham Jefferies, our President and Chief Operating Officer, have entered into employment agreements with Purchaser to become effective at Closing. Further details of the Transaction can be found in the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2015.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States, England, and France. We organize our business in two operating segments: electronic devices and communications equipment. In 2014, our electronic devices segment contributed 68% of overall net sales while the communications segment contributed 32% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, RF, and microwave devices for defense, aerospace and industrial markets. Our French subsidiary which, since October 2014, has been the only Company within our communications equipment segment, designs, develops, manufactures and markets network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

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

Product Warranty Liabilities

The Company’s electronic devices products are generally bespoke in nature and these carry a limited parts and labor warranty that is specific to each contract. These warranties usually vary in length from one to two years. In certain circumstances, the Company provides a two-year, limited parts and labor warranty on communications test instruments and network access products but these are more normally of one year duration. The Company also offers extended warranties beyond two years for an additional cost to its customers. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 97% of our net revenues in the fiscal year ended December 31, 2014 and 95% in the fiscal year ended 2013. At December 31, 2014 and 2013, our foreign subsidiaries contributed 99% and 96% of our total assets, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars, our reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss).

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

Amortizing intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years. At December 31, 2014, the cost of these assets had been reduced to a carrying value of nil through the regular annual amortization charge. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

Goodwill and Indefinite Lived Intangible Assets

At December 31, 2014, our reported goodwill totaled $5.0 million and our reported indefinite-lived assets totaled $0.37 million, all of which belonged to the electronic devices reporting unit. The indefinite-lived assets consist of trademarks and trade names which are essential to our business and future income streams.

The Company evaluates goodwill and indefinite lived intangibles in accordance with FASB’s Accounting Standard Codification (“ASC”) Topic Number 350, Intangibles-Goodwill and Other. The Company assesses the qualitative factors to determine whether the existence of events or circumstances might lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If there are any factors that indicate that there could be an impairment then the Company tests for impairment of goodwill and indefinite lived intangible on an annual basis and tests more frequently if a specific event occurs or circumstances change that suggest that there is an indicator of impairment. When testing for goodwill impairment the Company adopts a two-step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performs its annual required tests of impairment as of December 31. In performing the valuation, the Company uses cash flows that reflect management’s forecasts and discount rates that reflect the risks associated with the current market. The Company considers the results of an income approach in determining the fair value of the reporting units.

At December 31, 2014 and 2013, reported goodwill totaled $5.0 million and $5.3 million, respectively, all of which belonged to the electronic devices reporting unit. After assessing the totality of events or circumstances, the Company determined that it is not more likely than not that the fair value of the electronic devices reporting unit is less than its carrying amount at December 31, 2014.

Overview

Overall net sales rose 12% in 2014 compared to 2013. This sales growth has encompassed notable increases in volumes at both the electronic devices and communications equipment segments. This extra volume has driven increased efficiency, reaping economies of scale leading to improved gross margin and an Income from operations of $1.5 million compared with an operating loss of $0.25 million in 2013.

In addition the backlog of confirmed orders continued to climb and at December 31, 2014 stood at the highest level for many years, 43% ahead of the level twelve months earlier.

Against this background and to obtain a full understanding of the year and the progress that the Company has made in that time we believe it is helpful to detail certain specific events that have affected the Company’s finances for the twelve months ended December 31, 2014 and the financial position at that date. Some of these items were first reported in the Quarterly Reports on Form 10-Q as filed with the SEC during 2014. The pertinent events and the associated costs were as follows:

1.	On April 1, 2014, the Company drew down a new, fixed interest rate, three-year term loan from Lloyds Bank for $1.8 million. This loan replaced the existing term loan from Lloyds Bank that at the time it was replaced had a balance of approximately $0.7 million outstanding. The new term loan increased the Company’s borrowing capacity by approximately $1.1 million. The loan has a fixed interest rate of 6.6% and repayments of capital are due over 36 equal monthly installment sums. This new loan also replaced existing cash that was used to repay the Amended Subordinated Contingent Notes (as defined below) with a value of $1.977 million. Such notes had been scheduled for redemption in December 2014 but the loan enabled the Company to redeem the notes early without penalty on April 7, 2014.

2.	On April 7, 2014, the Company repaid promissory notes with a principal value of $1.977 million together with accrued interest and expenses due to the agent appointed by the note holder. This payment cleared the outstanding balance due under the notes issued to former owners of ACC in May 2008 (the “Amended Subordinated Contingent Notes”) with the exception of an amount due by the Company to the holders of such notes for certain Federal taxes owed by such note holders as a result of long-term capital gains. Under the terms of the agreement, the Company was obligated to pay a sum equal to any additional Federal taxes payable by the holders of such notes as a result of any increase in capital gains tax rates between the date that such notes were initially issued and the date of redemption. On September 30, 2014, the Company agreed to pay $279,000 in full and final settlement of the outstanding sums.

3.	Also at September 30, 2014, the liens over certain assets owned by the Company’s subsidiary, CXR Larus as well as its subsidiaries in the United Kingdom, in favor of the former note holders were released.

4.	In December 2013, the Company received notification of an assessment from the Direction Generale des Finances Publiques in France challenging the basis of claims made by the Company’s French subsidiary, CXR Anderson Jacobson (“CXR AJ”), in respect of research and development activity for the years 2009 and 2010. The amount being challenged was the sum of 187,000 euros (approximately $227,000 using the exchange rate at December 31, 2014) representing grants received in the two year period. The Company took independent advice at that time which supported the Company’s view that claims had been made in accordance with the applicable rules and regulations and the Company’s claims were defensible in their entirety. In June 2014, the Company received notification from the Direction Generale des Finances Publiques that it was requesting a further repayment of 167,000 euros (approximately $202,000) for the two years 2011 and 2012, and in September 2014, a claim of 17,000 euros (approximately $21,000) in respect of 2013 was received. The Company, taking further independent advice continued to challenge the ruling of the Direction Generale des Finances Publiques. Initial appeals were rejected and recognizing this, at September 30, 2014 management accrued for the full amount of the claim of approximately $451,000 (using the rate of exchange at December 31, 2014).Since the year end the Company has continued to appeal against the ruling and on March 13, 2015 the Generale des Finances Publiques accepted that its rejection of the claims was incorrect in a number of areas resulting in a reduction of the claim for repayment of the research and development grants from $451,000 to $62,000. The charge for the potential reclaim of had been recognized in the second and third quarters of 2014 but the release of this charge following the successful appeal, amounting $389,000, is reflected in the fourth quarter. The liability of $62,000 is recorded in the consolidated Balance Sheet at December 31, 2014.

5.	During September 2014, Raymond Jacobson passed away. The Company extends its condolences to Mr. Jacobson’s family. Mr. Jacobson was a former owner of a company that was subsequently sold to the Company. The Company had an obligation to pay an inflation linked monthly sum to Mr. Jacobson for the duration of his life. The liability, which was calculated on actuarial data relating to life expectancy, discounted by the Company’s weighted average cost of capital was $704,000, at the date of Mr. Jacobson’s death. This accrual was released to the Consolidated Statement of Comprehensive Income.

6.	On October 8, 2014, the Company reached agreement with a third party to sell the inventory, plant, equipment and machinery, order book and trade of its subsidiary, CXR Larus. Under the agreement the Company collected the remaining accounts receivable and retained the cash in the business at the date of sale. The initial net cash settlement was $174,000 but the agreement allowed for a small royalty on sales made in the ensuing twelve months. The Company recorded a loss on disposal of $200,000 against the carrying value of the inventory and incurred severance costs of $103,000 and professional fees of $25,000 as a result of the sale.

As noted above, the year witnessed increased sales revenues and a significant up-turn in profitability. In the electronic devices segment, extra sales of In-flight entertainment products and orders for RF products that had been received in 2013 were delivered in 2014. Sales of network access products at our French communications equipment business unit improved in 2014 over 2013 but this was partially offset by lower sales in our U.S. communications equipment business unit as a result of a weak infrastructure spending in the U.S. by telecommunications companies and the U.S. government. As reported above, the assets and trade of the loss making U.S. operation were sold in October 2014.

Overall gross profit as a percentage of sales (“gross margin”) was 31.4% in 2014. In 2013, the comparable gross margin was 30.5% yielding an extra $1.5 million of gross profit in 2014. The Company pursues a policy of only taking on orders where it is anticipated that the long-term gross margin percentage will meet its defined parameters. This requires the Company to evaluate the long-term opportunities that can result in developing and producing a particular product in collaboration with our customers, but it can also lead to turning away orders where we do not believe the payback is commensurate with the risk.

Tight control of overhead costs, coupled with the increase in gross profit, resulted in a $1.9 million increase in operating income compared with 2013. The income before tax of $1.3 million compares with a loss of $0.3 million in 2013.

The following is a more detailed discussion of our results of operations by business segment.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$24,227	$21,717	$2,510	11.6%
as % of net sales	67.9%	68.1%
Communications equipment	11,438	10,181	1,257	12.3%
as % of net sales	32.1%	31.9%
Total net sales	$35,665	$31,898	$3,767	11.8%

Electronic Devices

In 2013, the Company reported that the order book had increased steadily through the year and this larger backlog translated into sales in 2014. 2013 sales had been hampered by the sporadic inflow of orders for RF products through 2012 which although expected were delayed with the consequence that although the orders did eventually arrive they were too late in the year to translate into production and therefore income in 2013. However, 2014 sales benefited as a result. The current order book for both IFE&C and RF products is particularly strong and the customer base robust. The segment has a relatively small number of large customers each of which has long term projects. This gives the Company visibility to orders and likely future demand stretching over years in the future ensuring stability but it is also a feature of the customer base and the projects that they work on that delays and rescheduling frequently occur and that the lead time on procurement of materials is lengthy. The Company is currently working on power systems for in-flight entertainment, deep-sea oil applications and a number of defense projects. These contracts all extend for a number of years into the future.

At February 28, 2015, we had a backlog of $36.8 million compared with a backlog at March 31, 2014 of $24 million for the electronic devices business, but the Company recognizes that there is a risk that customers may seek to delay production and delivery while the world economy continues to remain weak.

Communications Equipment

Net sales within our communications equipment segment increased principally as a result of increased demand for our network access products at our French business unit. Although we sold the assets and trade of the Company’s US subsidiary in October 2014, the French business exceeded budget and made up for the loss of business in North America. Throughout the year, demand for the Company’s products in Europe and Africa consistently exceeded the comparable period in 2013 and for products for which the lead time is typically just a few weeks the year-end backlog was unusually strong. 2014 sales at CXR AJ, our French subsidiary, increased by 12% to $11.4 million compared with 2013. In local currency, sales from CXR AJ in 2014 increased by 17% over the sales figure for 2013 but a significant fall in the value of the euro against the US dollar dampened the increase once the figures were translated in to our reporting currency of US dollars. The strong sales performance was driven by the Company’s network access products. The Company noted a decline in demand for point of sale projects but increasing strength for projects involving utility companies and the defense sector. The strong performance in France was offset by a 17% ($250,000) decrease in sales from our U.S. business unit which closed in October 2014. We continued to actively work to expand the market reach for our French access products and this resulted in new orders not only across Europe but also deeper into Africa. This segment of the business has a shorter lead time on orders than the electronic devices segment so the backlog would not be expected to be as buoyant but the backlog at December 31, 2014 was $3.1 million, compared with a figure of $2.5 million at December 31, 2013.

Gross Profit

	Year Ended December 31,		Variance Favorable/(Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Electronic devices	$7,489	$6,280	$1,209	19.3%
as % of net sales	30.9%	28.9%
Communications equipment	3,692	3,435	257	7.5%
as % of net sales	32.3%	33.7%
Total gross profit	$11,181	$9,715	$1,466	15.1%

Total gross margin	31.4%	30.5%

The gross margins in the Company’s segments are formed on different bases and therefore it is difficult to directly compare the two segments. The gross margin in the electronic devices segment reflects engineering costs and attributable overheads within cost of sales because this work is integral to specific customer design and production contracts whereas in the communications segment engineering costs and attributable overheads fall outside the gross profit calculations because these costs are not necessarily specific to individual customer contracts.

Electronic Devices

Gross margin, as a percentage of net sales, for our electronic devices segment increased by two (2) percentage points to 30.9% in 2014 compared with 28.9% in 2013. The gross margin is heavily influenced by the sales mix, the competitive tendering for design and production contracts and the ability of our team to deliver the design according to specification. The custom-nature of our products makes year by year comparison difficult but the margins are in line with internal guidelines. The electronic devices segment’s production for the military market tend to benefit from overall higher margins than the Company’s products for the commercial market but often the military market requires high specification engineering design work where costs and outcomes are uncertain and this requires an element of risk in tendering and estimating costs. 2014 featured a number of engineering design contracts that completed or were nearing completion. Margins on this engineering work tend to be lower than military production contracts but are a requirement in order to secure the future production contract. The backlog reflects the future production contracts. The commercial market-place where volumes can be higher tends to be more competitive and hence margins are usually tighter but volumes are generally larger.

Communications Equipment

The communications equipment segment has traditionally been able to command higher gross margins for its products than the electronic devices segment. This is partially due to the basis on which costs are allocated across the various cost headings. The Company’s gross margin in the communications equipment segment remained relatively steady at 32.3% in 2014 compared with to 33.7% in 2013. Increasingly, our French business is getting the opportunity to tender for larger contracts but these tend to have lower gross margins and the expansion into Africa carries additional risk and costs in terms of advancing credit, supply chains and unforeseeable delays. Despite this, our French company maintained a gross margin of 35.2% compared with 35.4% in 2013 and the increased volumes yielded $0.5 million additional gross profit compared with the prior year. The relatively weak demand for the communication products in the U.S. marketplace put additional pressure on margins in this territory and in October 2014, we closed our US operations resulting in a loss on disposal of the inventory as discussed above.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2014	2013	Dollar	Percent
Selling, general and administrative	8,968	8,334	(634)	(7.6)
Annuity accrual release	(704)	-	704	-
Total Selling, general and administrative	$8,264	$8,334	$70	0.8%
as % of net sales	23.2%	26.1%
Engineering and product development	1,265	1,132	(133)	(11.8)%
as % of net sales	3.5%	3.5%
Total operating expenses from continuing operations	$9,529	$9,466	$(63)	(0.6)%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2014 decreased for a fourth successive year as the Company continued to focus on containing costs. The significant increase in sales activity led to additional selling costs but these were offset by the release of the annuity accrual on the death of Mr. Jacobson referred to above. Without the benefit of the accrual release the increase in SG&A costs was $634,000, eight percent (8%) greater than 2013.

Engineering and product development

Engineering and product development costs are focused in the Company’s communications equipment segment rather than the electronics device segment where project driven engineering and product development costs are absorbed within the costs charged to customers. The net cost of engineering and product development costs charged against income increased by $133,000 in 2014 compared with 2013. This was principally due to new product development in our French communications business which has allowed this business to increase sales. As a result of the successful appeal against assessments received in France related to prior research and development claims, the provision totaling $240,000 that was recognized over the second and third quarters of 2014 was substantially reversed in the fourth quarter.

Interest expense

Interest expense was $396,000 in 2014, as compared with $534,000 for the equivalent period in 2013. The 2014 charge included a full year of interest cost attributable to the mortgage for the building housing Pascall’s operations, which was acquired during 2013 and in previous years had been rented. The Company also benefited from a reduction in interest payable as a result of redeeming the promissory notes and replacing this borrowing with a smaller term loan at a lower interest rate.

Other income and expense

The expense recognized under this heading in 2014 comprised of $284,000 of short-term exchange rate gains, principally arising in the U.K. and a charge of $279,000 to expunge the final liability arising on the redemption of the promissory notes. The $87,000 charge in 2013 principally related to short term exchange rate losses arising at Pascall.

Income tax provision

There was an income tax expense of $384,000 for 2014 compared to a charge in the comparable period of 2013 of $112,000. This sum is calculated on the basis of current United Kingdom Corporation tax rates on profits generated by the Company’s U.K. subsidiaries. In both 2014 and 2013 the U.K. companies benefitted from R&D tax credits which offset the Corporation tax arising on the business activities. There were no tax liabilities elsewhere in the group for 2014 or 2013 and the group is able to carry forward substantial tax losses in the US and France but has recorded a full valuation allowance against the value of these deferred tax assets. There are no tax losses to carry forward in the U.K. As a result of the successful appeal against assessments received in France related to prior research and development claims, the tax expense totaling $149,000 that was recognized over the second and third quarters of 2014 was reversed in the fourth quarter.

Net income/(loss)

There was a $1.3 million improvement in net income between 2014 and 2013. The net income for 2014 was $877,000 compared with a net loss for 2013 of $392,000. The 2014 result was after absorbing costs of $0.3 million in relation the redemption of the promissory notes and the benefit of $0.7 million arising from the release of an annuity accrual in respect of Mr. Jacobson.

Liquidity and Capital Resources

Liquidity

The Company relies on a combination of anticipated cash flows from operations and financing arrangements, to ensure that there is sufficient funding to support our working capital requirements for the next 12 months. We have a substantial backlog as of December 31, 2014, of which substantially all is for our foreign operations and a substantial proportion of the backlog is expected to ship within the next 12 months. In order to support our future expected growth, we will need to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development, and personnel. If the sale of the electronic devices segment of our business, referred to above, is approved and concluded this will generate significant cash sums but if the sale does not complete for any reason it will be necessary for the Company to continue to closely manage cash and monitor the repatriation of cash from foreign subsidiaries to meet the Company’s corporate costs, the operational needs of the business and satisfy debt service obligations. Our ability to support our business plan is dependent upon our ability to achieve profitable operations and positive cash flow.

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our on-going operations are working capital, positive cash flow generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. The cycle of inventory purchases, sales, invoice discounting and cash collection relies on a consistent flow of demand for the Company’s products and 2014 proved to be a strong year in the operating subsidiaries with a backlog that climbed steadily through the year through increasing order intake which translated into a record level of sales. This enabled the production facilities to run more efficiently reaping some economies of scale. The Company benefits from good relationships with customers. This minimizes the potential for bad debts and ensures accounts receivable are collected quickly. Trade debtors reduced from $7.4 million at December 31, 2013 to $5.8 million at December 31, 2014, despite sales in the last quarter of the year being especially strong. This was principally due to the swift translation into cash. Inventory also reduced, reflecting the ability to plan production more efficiently. The Company continued to manage its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded increased purchases to meet the increasing production demanded by the Company’s order book. As of December 31, 2014, the Company had cash and cash equivalents of $2.4 million as compared with $1.2 million at December 31, 2013. This stemmed from the particularly strong cash collection from the Company’s customers in the last quarter of the year.

As of December 31, 2014, approximately 89% of the total $2.4 million of cash and cash equivalents were held by the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that have been represented to the Company’s lenders as permanently reinvested and which the Company plans to use to support continuing growth plans outside of the U.S. through funding of capital expenditures, engineering, operating expenses or other similar cash needs of the foreign operations. From time to time, cash is repatriated from the foreign subsidiaries to the U.S. for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings that have not been asserted to be permanently reinvested or which qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations. There are no tax liabilities arising from the repatriation of cash from foreign subsidiaries to the U.S. for the year to date. In addition, the Company has significant U.S. tax losses brought forward that will be sufficient to offset any U.S. tax liability arising from U.S. trading operations for the foreseeable future.

The Company recognizes that cash flow will continue to be challenging throughout 2015 but will control its working capital tightly. The ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire inventory to satisfy increasing shipments associated with the Company’s substantial order book, as well as the timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments. The Company continually monitors its need to invest in engineering and personnel to support such growth but it does not currently foresee any need to increase its headcount. There are no significant capital expenditure plans that will require funding from current working capital. In the event that the proposed sale of the electronic devices segment completes in the second or third quarter of 2015, the Company will receive net cash, after repaying debt and meeting legal and other transaction costs and will commence a plan of liquidation.

Backlog

The Company’s future book of shippable orders (the “Backlog”) was $36.8 million as of December 31, 2014; this represents a 43% increase compared to $25.7 million as of December 31, 2013. The amount of Backlog orders represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of December 31, 2014, approximately 92% of the Backlog related to the electronic devices business which has variable lead times for its manufacturing processes due to the custom nature of its products. Approximately $3.1 million of the Backlog is related to the communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. The continuing demand for the Company’s electronic devices products for the commercial aerospace market is encouraging and the order book for the segment remains very strong. The uncertainty from customers over when they will schedule the delivery of these orders is less prevalent than it has been in recent years but the Company recognizes that the fragility of global markets can make the Company susceptible to changes in the timing of orders. International orders, including the strengthening of demand from North Africa for the Company’s French network access products have continued to provide a solid backlog of orders which remains substantially higher than in previous years.

The custom nature of the majority of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates. This makes revenues and gross profit difficult to forecast and comparability of results between periods very sensitive to fluctuations influenced by specific large orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of the Company’s business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. The Company’s Backlog represents these orders and provides an insight into potential shipments and revenues. The Company believes that a significant portion of its current Backlog will be shipped within the next 12 months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that it will ultimately recognize as revenue the amounts reflected as Backlog. The Backlog is an essential part of the business and in the event of a sale of the electronic devices segment, the Backlog of such segment at that time would transfer to the purchaser.

Financing Arrangements

The improved working capital position discussed above enabled management to evaluate the options surrounding the refinancing of the promissory notes scheduled for repayment in December 2014 and a decision was made to redeem the notes in April 2014 using a combination of existing cash and new borrowing. At December 31, 2014, we had total debt obligations of $4.9 million. Total debt includes a loan secured by a mortgage of $2.1 million on a property owned and occupied by one of the Company’s UK subsidiaries, capital lease obligations of $0.6 million, a term loan with Lloyds TSB Bank plc of $1.3 million and financing facilities linked to accounts receivable held by each of the Company’s trading subsidiaries.

The Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each have a Receivables Finance Agreement with Lloyds TSB Commercial Finance Limited (“Lloyds”) pursuant to which Lloyds provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.28 million based on the exchange rate on December 31, 2014). The facility is secured by a debenture covering all the assets of the respective subsidiaries. As of December 31, 2014, outstanding borrowings under the Receivable Finance Agreements were $381,000 and unutilized capacity for borrowing was $2.4 million.

The Company’s French subsidiary, CXR AJ, has an accounts receivable financing arrangement (the “CIC Agreement”) with FACTOCIC S.A., pursuant to which CIC provides CXR AJ with the aggregate principal amount of €1.35 million ($1.63 million based on the exchange rate on December 31, 2014) at an advance rate of 90% of presented receivables. As of December 31, 2014, CXR AJ had the equivalent of $381,000 of outstanding borrowings under the CIC Agreement (2013, $753,000). The total of accounts receivable at the year-end was $1.43 million.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary, was granted an innovation loan by BPIFrance. The loan is for 200,000 euros (approximately $243,000 using the exchange rate at December 31, 2014) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly installments of $13,000 starting in December 2016. The loan is interest free. As of December 31, 2014, CXR AJ had $243,000 of outstanding borrowings under this loan agreement.

Lloyds TSB Bank Term Loan

In prior years, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, has had a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). On April 1, 2014, the Company replaced this loan with a new three-year loan with Lloyds Bank of £1.1 million (approximately $1.7 million, using the exchange rate at December 31, 2014). The loan is repayable in monthly installments over the three year term. The loan carries a fixed rate of interest of 6.6% per annum. At December 31, 2014, the balance outstanding under the loan was $1,316,000.

Lloyds TSB Property loan secured by Mortgage

In March 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.2 million at the rate of exchange on December 31, 2014) to purchase the property occupied by Pascall. This loan, which is secured by a fixed mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. As of December 31, 2014, the loan balance outstanding was $2.1 million and the property has a carrying value of $3.0 million.

Promissory Notes payable

The promissory notes were amended subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to a term loan from Lloyds Bank described above. Since the date of issuance, the terms of the notes were amended numerous times, most recently, with effect from November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Subsequent to December 31, 2013, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014. Under the terms of the agreement with the holders of the Amended Subordinated Contingent Notes, on the redemption of such notes, the holders are entitled to indemnification for additional tax paid if the rate of capital gains tax increased between the dates such notes were originally issued and the date of redemption. The rate of capital gains tax did increase from 15% to 20% with effect from January 1, 2013 and, in addition, a capital gains tax surcharge of 3.8% was introduced. The holders of the Amended Subordinated Contingent Notes were therefore entitled to indemnification by the Company for the additional tax payable on their gains. On September 30, 2014, the Company entered an agreement with the former holders of the Amended Subordinated Contingent Notes making a full and final settlement of $279,000 plus $10,000 of legal costs charging the settlement sum to other expenses in the Statement of Comprehensive Income. The amounts due were settled on that date. The former note holders have no further claim over the Company or its assets as a result of this agreement.

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

There are no reportable events under this item for the year ended December 31, 2014.

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

As of December 31, 2014, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded as of December 31, 2014, that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of March 27, 2015, and their business experience are as follows:

Name	Age	Titles
Carmine T. Oliva	72	Chairman of the Board, Chief Executive Officer, and Director
Graham Jefferies	57	Director, President and Chief Operating Officer
Timothy Blades	58	Chief Financial Officer
Otis W. Baskin (1)	69	Director
Frank P. Russomanno (1)	67	Director
Julie A. Abraham (1)	57	Director

(1)	Member of the Compensation Committee, Nominating and Corporate Governance Committee, Special Committee and Audit Committee.

Carmine T. Oliva is the founder of EMRISE Corporation and has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 1997 and of our subsidiary, EEC, since he founded EEC Electronics Corporation in 1983. From March 1997 until July 2009, he was President of EMRISE. Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from April to July 2005 and again from August 2006 to May 2007. Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985. In 2002, Mr. Oliva obtained a French government work permit and assumed responsibility as President of our CXR-AJ subsidiary. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University. This, in addition to his business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity, reputation and his international business background, including his extensive acquisition and divestiture expertise, makes Mr. Oliva an important director of the Company as well as its chairman.

Graham Jefferies joined the Board as a Class II director on March 1, 2011. He was appointed as President in July 2009. He served as Executive Vice President from October 1999 until July 2009. Mr. Jefferies was also appointed as our President and Chief Operating Officer in January 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 1999. Mr. Jefferies served as Executive Vice President of EMRISE from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.Sc. degree in Engineering from Leicester University and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom. We believe Mr. Jefferies’ education and experience in several leadership roles, such as Chief Operating Officer and Managing Director, as well as his business acumen, judgment, integrity and reputation, make him an essential member of the Board of directors.

Timothy J. Blades serves as the Company’s Chief Financial Officer and having served as the Company’s interim Director of Finance from April 11, 2012. In the period from March 6, 2012 to April 10, 2012, he provided accounting services to the Company. He became an employee of the Company on December 1, 2012 and was appointed as Chief Financial Officer on February 5, 2013. He is the Company’s Principal Accounting Officer and Corporate Secretary. Mr. Blades is based in England, where the Company’s primary business units, operations management and financial teams are located. He is a Chartered Accountant and an experienced international financial executive who has led multidisciplinary teams focused on profit improvement, fundraising, mergers and acquisitions and a range of essential finance and accounting functions throughout his career. He has extensive expertise in international finance, particularly in the U.S., Europe, the UK, and the Far East. During a career with Grant Thornton UK LLP of more than 30 years Mr. Blades was Managing Partner of Grant Thornton’s Northamptonshire and Cambridge offices, overseeing a staff of 250 and prior to that was the partner in charge of audit in Grant Thornton’s London office. From 2002 to 2010, he was a regional managing partner leading a 12-partner team directing a staff of 300, responsible for accounting, tax and financial planning. During this period, he built the Grant Thornton Cambridge office from a staff of 30 to more than 100 professionals. Mr. Blades graduated from the University of Sheffield in England earning a BA in Business. He has extensive training in U.S. and UK GAAP, IFRS (International Financial Reporting Standards), due diligence reporting and a range of regulatory matters. Mr. Blades is a trustee of a large defined benefit pension fund, a non-executive director and Chairman of the Audit Committee of a trade and research organization, a member of the Court of Northampton University in England and is active in a number of charitable organizations.

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

Frank P. Russomanno joined the Board as a Class I director in March 2011. He served as Vice Chairman of Imation from March 2009 and a member of the board of directors and Chief Executive Officer of Imation from April 2007 until he retired from the company in May 2010. He also served as President of Imation from April 2007 to March 2009. Previously, Mr. Russomanno was Chief Operating Officer of Imation from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno is active in industry and nonprofit organizations. Mr. Russomanno is a member of the board of directors of Hutchinson Technologies Incorporated. Mr. Russomanno is the former chairman of the board of the Content Delivery & Storage Association and is a former member of the board of directors of Merrick Community Services in St. Paul, MN. Mr. Russomanno has a Bachelor of Arts degree in history from Seton Hall University. He has taken graduate courses at the University of Oklahoma and Monmouth College and served in the U.S. Army as an artillery officer in Vietnam, achieving the rank of Captain. Mr. Russomanno’s background and direct experience leading the operations of a large, diverse organization can be applied to helping the management of the Company and makes him an ideal director and chairman of our Nominating and Corporate Governance Committee.

Julie A. Abraham joined the Board as a Class II director on February 2011. Since November 2013, Ms. Abraham has been the Chief Operating Officer and Chief Financial Officer of Essex, CT-based Structural Graphics LLC, a high-impact dimensional print company where she had previously served as a consulting Chief Financial Officer since July 2010. In 2008, Ms. Abraham began as a principal with Westbrook, CT-based The Edbraham Group LLC, a privately-held, national direct and digital marketing recruiting firm that she co-founded. During 2007 to 2008, she also served as a financial consultant to the Magnet Group LLC, a promotional products marketing firm. From 2004 to 2007, Ms. Abraham was CEO and majority owner of Newington, CT-based DMJ Search, an executive recruiting firm specializing in the direct marketing, print and mail industries. From 1985 to 2002, Ms. Abraham was employed at ADVO, Inc., a New York Stock Exchange-traded, national direct mail marketing firm, with her most recent position being Senior Vice President, Chief Financial Officer and Operating Committee Member, participating in running the day-to-day operations of the company. During her career at ADVO, she also held the titles of Senior Vice President of Finance and Controller and Operating Committee Member, Vice President and Controller, Vice President Financial Planning and Investor Relations and Vice President Shared Financial Services. Ms. Abraham earned a bachelor’s degree in accounting from the University of Vermont, and she became a certified public accountant in 1982. Ms. Abraham’s financial expertise in the public company arena and experience in strategic financial planning, as well as her direct knowledge of regulatory affairs, particularly with the SEC, financial controls and financial systems, Sarbanes-Oxley and financial due diligence in preparation for acquisitions will provide valuable insight and guidance to the Company and the Board and makes her an ideal director and chairperson of our Audit Committee.

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

Our bylaws provide that our Board shall consist of at least four directors. Our Board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have five directors on our Board, with no vacancies. Our current Board consists of two Class I directors whose terms expire at our 2015 annual meeting, two Class II directors whose term expires at our 2016 annual meeting, and one Class III director whose term expires at our 2017 annual meeting.

During 2014, our Board held 9 meetings by telephone or in person. During 2014, none of our directors attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board (held during the period for which he/she has been a director); and (2) the total number of meetings held by all committees of the Board on which he/she served (during the periods that he/she served).

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

We believe the combination of Mr. Oliva, as our Chief Executive Officer and Chairman, in combination with our strong independent members of the Board has provided an effective leadership structure for EMRISE. The division of duties and the level of communication between the Board and our management provide the basis for the proper functioning of our Board and its oversight of management.

Risk Oversight

Our Board provides consideration and oversight of risks facing the Company and its subsidiaries in the ordinary course of operating the businesses. Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately. The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management and discuss the key risks to our business. The committees communicate the risks they oversee with the other committees and the Board, as a whole. The Audit Committee is responsible for discussing overall risk assessment and risk management practices, as set forth in the Audit Committee’s charter. For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting. The Audit Committee also performs a central oversight role with respect to financial and compliance risks and meets at least quarterly with our independent auditor, BDO LLP. The Nominating and Corporate Governance Committee assists the board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues. The Compensation Committee considers risk in connection with its design of compensation programs for our executives.

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Special Committee.

Audit Committee

The Audit Committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures. All of our independent directors, Ms. Abraham, Mr. Baskin and Mr. Russomanno served on our Audit Committee throughout 2014, with Ms. Abraham serving as chairperson. Our Board has determined that Ms. Abraham is an audit committee financial expert. The Audit Committee operates pursuant to a charter approved by our Board and Audit Committee, according to the rules and regulations of the SEC. The Audit Committee held ten meetings in 2014.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. Our entire Board also may perform these functions with respect to our employee stock option plans. Messrs. Baskin, and Russomanno have served on the Compensation Committee throughout 2014. Mr. Baskin serves as chairman. The Compensation Committee operates pursuant to a charter approved by our Board and Compensation Committee. The Compensation Committee held four meetings in 2014.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and provides oversight with regard to our corporate governance related policies and procedures and also recommends nominees to our Board and committees of our Board, develops and recommends to our Board corporate governance principles, and oversees the evaluation of the Board and management. Messrs. Baskin and Russomanno and Ms. Abraham have served on the Nominating and Corporate Governance Committee throughout 2014. Mr. Russomanno serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. The Nominating and Corporate Governance Committee held four meetings in 2014.

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

Special Committee

In 2013, the Board authorized the creation of the Special Committee to monitor and oversee the strategic direction of the Company. The Board appointed Messrs. Baskin and Russomanno and Ms. Abraham as members. Mr. Russomanno serves as the Chairman and Mr. Baskin serves as the Secretary. This committee meets as often as is deemed appropriate. In 2014 there were regular meetings of this committee to review the strategic direction of the Company.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing on our website within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2014 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2014, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

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

Item 11. Executive Compensation.

The following table provides information concerning the compensation for the previous two fiscal years for our principal executive officer, our current principal accounting officer and our chief operating officer, who served as executive officers during 2014 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share based Compensation ($)	All other Compensation ($)		Total ($)

Carmine T. Oliva	2014	373,486	-	-	26,715	(1)	400,201
Chairman and	2013	405,567	-	-	24,078	(2)	429,645
Chief Executive Officer

Graham Jefferies (3)	2014	261,524	149,457	23,100	81,225	(4)	515,306
Director, President, and	2013	272,461	-	-	74,251	(5)	346,712
Chief Operating Officer

Timothy J. Blades (6)	2014	187,136	73,361	13,750	33,082	(7)	307,329
Principal Accounting Officer	2013	192,741	-	19,095	7,849	(8)	219,685

(1) In 2014 the amount included (i) $4,640 in insurance premiums we paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse, and (ii) perquisites or personal benefits provided, including an auto allowance and medical insurance none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(2) In 2013 the amount included $4,640 in insurance premiums paid with respect to a $1.0 million term life insurance policy for the benefit of Mr. Oliva’s spouse and other perquisites or personal benefits including Medicare and a car allowance, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3) Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in U.S. Dollars (“USD”), converted from British pounds sterling using the average of the daily conversion rates in effect in the years under review. Mr. Jefferies’ base salary in British pounds sterling was approximately £180,000 for both 2014 and 2013 and has remained unchanged since his appointment to the Board. Under the terms of his contract, Mr. Jefferies has the option to convert a proportion of this salary into contributions to a pension scheme. In 2014 Mr. Jefferies received a retention bonus of 42,000 shares of restricted stock and $31,500 and accrued an annual bonus based on the profitability of the business and an assessment of performance against objectives of $117,957. The restricted stock cannot be transferred before March 31, 2015.

(4) In 2014 the amount included (i) $54,743 in Company contributions to Mr. Jefferies’ retirement account, (ii) $12,996 of auto allowance benefits, and (iii) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(5) In 2013 the amount included (i) $50,902 in Company contributions to Mr. Jefferies’ retirement account, (ii) 11,126 in auto allowance benefits, and (iii) other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6) Mr. Blades is based in the United Kingdom. Compensation, for his services is paid in British pounds sterling. The compensation amounts listed for Mr. Blades are shown in USD, converted from British pounds sterling using the average of the daily conversion rates in effect for the each year. Mr. Blades’ annual salary in British pounds sterling was at the rate of £120,000.

(7) In 2014 Mr. Blades received a bonus of 25,000 shares of restricted stock and $18,750 and accrued an annual bonus based on the profitability of the business and an assessment of performance against objectives of $54,611. The restricted stock cannot be transferred before March 31, 2015. Other benefits included pension contributions of $18,916, an auto allowance of $11,908 and other perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits.

(8) In 2013 Mr. Blades was granted 50,000 options to purchase shares of the Company’s common stock in connection with his appointment as Chief Financial Officer on February 5, 2013. Other benefits included pension contributions and the provision of a car. None of the other personal benefits provided exceeded the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Blades.

Termination Payments

Carmine T. Oliva

The Company has a two year employment agreement with Mr. Oliva which commenced on December 12, 2013. This agreement is automatically renewable thereafter for periods of one year unless Mr. Oliva has been given written notice of non-renewal. The Company may terminate Mr. Oliva’s employment at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, non-performance or non-observance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem within 60 days following 30 days’ written notice.

Mr. Oliva may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Oliva must furnish the Company with written notice of the event within 30 days after the initial existence of the event and provide the Company with at least a 60-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Oliva’s base salary amounting to an enforced material diminution in his salary to an amount more than 10% below the base salary in effect at the time of the reduction; the Company’s failure to timely cure or diligently initiate a cure of any material breach within 60 days after Mr. Oliva gives us written notice of the breach.

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

If Mr. Oliva dies, the agreement shall terminate immediately. If Mr. Oliva becomes incapacitated, subject to the terms of the employment agreement, the Company may terminate his employment upon 30 days’ written notice to Mr. Oliva or his legal representative. If Mr. Oliva’s employment terminates due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current, annual salary.

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

(v)	other benefits, including an automobile allowance, charitable donations and contributions towards the cost of a personal assistant for a period of twelve months. Full details are set out in Mr. Oliva’s employment agreement dated December 12, 2013 as filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2013.

In the event of a Change of Control (as defined in the agreement) in the Company, the above benefits due to Mr. Oliva will become payable immediately.

Graham Jefferies

Mr. Jefferies may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above.

The Company may terminate Mr. Jefferies’ employment at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If the Company terminates Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’s breach of his employment agreement by refusing to continue his employment, or if Mr. Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

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

Timothy J. Blades

Mr. Blades’ contract requires notice by either the Company or Mr. Blades of three months. During this three month period, the Company is required to pay Mr. Blades his salary at the rate pertaining at that time plus such other benefits that are provided under his employment contract. No other sums are payable.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of December 31, 2014:

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option Expiration
	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Carmine T. Oliva	13,334	-	7.50	12/29/2015
	20,000	-	2.18	8/22/2018
	20,000	-	3.06	8/22/2018
	20,000	-	1.53	3/24/2019

Graham Jefferies	13,334	-	7.50	12/29/2015
	20,000	-	2.18	8/22/2018
	20,000	-	3.06	8/22/2018
	20,000	-	1.53	3/24/2016

Timothy J. Blades	50,000	-	0.55	2/5/2023

Director Compensation

Each non-employee director is entitled to receive $1,000 per month as compensation for his or her services. In addition, each member of the Board chairing a standing committee is entitled to receive $500 per month as compensation for his or her services. Additional compensation is provided to each member of the Board for attendance in person at meetings or attendance of teleconference meetings. The rates for this compensation are $1,000 plus 2,000 shares in restricted stock issued for in-person attendance at meetings and $750 for attendance of teleconference meetings of thirty minutes or longer in duration. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2014:

		Restricted
	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards	2014 Total	2013 Total
Name	($)	($)(1)	($)	($)	($)
Otis W. Baskin (2)	32,750	7,820	-	40,570	33,280
Frank Russomanno	33,875	7,820	-	41,695	33,280
Julie Abraham	33,875	7,820	-	41,695	33,280

(1)	The dollar amount reflected is the value of the restricted shares issued on the date of issue. Awards are restricted to transfer for a six month vesting period.

(2)	At December 31, 2014, Mr. Baskin held vested options to purchase an aggregate of 39,334 shares of common stock (2013 52,668).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2015, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of the Named Executive Officers in the summary compensation table contained above; and

●	all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or dispositive power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,816,337 shares of common stock outstanding as at March 27, 2015.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 2530, Meridian Parkway, Durham, North Carolina, 27713. Messrs. Oliva, Jefferies, Baskin and Russomanno and Ms. Abraham are current directors of EMRISE. Messrs. Oliva and Jefferies and Blades are Named Executive Officers and current executive officers of EMRISE.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Carmine T. Oliva	461,318	(1)	3.6%	(2)
Otis W. Baskin	92,121	(3)	*
Frank P. Russomanno	52,659		*
Julie A. Abraham	48,000		*
Graham Jefferies	119,780	(4)	*
Timothy J. Blades	75,000	(5)	*
All executive officers and directors as a group (6 persons)	848,878	(6)	4.8%	(7)

*	Less than 1.00%

(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 73,334 shares underlying vested options.

(2)	Current percentage of ownership is based on Mr. Oliva’s current holdings. If all Mr. Oliva’s current options are exercised, Mr. Oliva’s percentage of ownership would be 4.2%

(3)	Includes 39,334 shares underlying vested options.

(4)	Includes 73,334 shares underlying vested options.

(5)	Includes 50,000 shares underlying vested options.

(6)	Includes 236,002 shares underlying vested options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

(7)	Current percentage of ownership is based on the current holdings of the directors and officers. If all current options held by the directors and officers are exercised holding is 7.7%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2000 plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,006	$7.50	1,882,389
Equity compensation plans not approved by security holders	-	-	-
2007 plan
Equity compensation plans approved by security holders	233,336	1.94	4,766,664
Equity compensation plans not approved by security holders	-	-	-
Total	309,342	$3.31	6,649,053

(1) Represents shares of common stock underlying options that are outstanding under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company recognizes the importance and value of having independent directors and maintains a high level of Corporate Governance. Independent directors are not a prerequisite of the OTC Markets Board, on which the Company’s stock is quoted, but the Company has appointed three independent directors because we believe that they can bring additional skills, control and experience to the Board. The following information concerning director independence is based on the director independence standards of the NYSE.

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

The non-management members of the Board must meet at regularly scheduled executive sessions without management, with a non-management director presiding over each executive session. A presiding director for each session is selected by the board members in attendance at the session based upon the topics to be discussed at the session. The non-management directors can be contacted by calling the chairperson of the audit committee.

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

Item 14. Principal Accounting Fees and Services.

Fees and Services

Our principal accountants for the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013 were BDO LLP, based in the United Kingdom. The following table sets forth the aggregate fees billed to us by BDO LLP, and BDO USA, LLP, in 2014 and 2013, for professional services:

	BDO LLP		BDO USA LLP
Fee Category	2014	2013	2014	2013
Audit Fees	$354,000	$283,000	-	-
Audit-Related Fees	-	-	-	-
Tax Fees	$17,000	$16,000	$32,000	$41,000
All Other Fees	-	-	-	-
Total	$371,000	$299,000	$32,000	$41,000

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2014 and 2013 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2014 and 2013 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees. Tax fees for 2014 and 2013 consisted of fees billed for professional services for tax compliance, tax advice and tax planning and equity transaction related activities. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our principal accountant. Our audit committee also considers in advance whether or not to approve any non-audit services to be performed by the independent accounting firm required to be approved by the audit committee pursuant to any applicable rules and regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s current report on Form 8-K for July 13, 2004 and incorporated herein by reference)

2.2	Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference)

2.5	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 20, 2009 and incorporated herein by reference)

2.6	Asset Purchase Agreement by and among Astrodyne Corporation, RO Associates Incorporated and EMRISE Electronics Corporation dated March 22, 2010. The schedules to the Asset Purchase Agreement in this exhibit 2.11 have been omitted pursuant to Item 601(b) of Regulation S-K. A description of the omitted schedules is contained within the Asset Purchase Agreement. The Company hereby agrees to furnish a copy of any omitted schedule to the Commission upon request. (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference)

2.7	Stock Purchase Agreement, dated June 7, 2010, by and among Aeroflex Incorporated and EMRISE Electronics Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference)

2.8	Stock Purchase Agreement, dated March 22, 2015, by and among DDC (United Kingdom) Limited, EMRISE Electronics Ltd. and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for March 23, 2015 and incorporated herein by reference)

2.9	Plan of Liquidation and Dissolution of EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for March 23, 2015 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (Filed as an exhibit to the Registrant’s current report on Form 8-K for May 6, 2005 and incorporated herein by reference)

3.2	Amended and restated Bylaws of EMRISE Corporation (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held October 19, 2004 and incorporated herein by reference)

3.3	Amendment to Bylaws adopted by the Board of Directors of the Corporation on July 23, 2008 (Filed as an exhibit to the Registrant’s current report on Form 8-K for July 23, 2008 and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation of EMRISE Corporation, filed on November 19, 2008 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference)

10.1	1993 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.2	Employee Stock and Stock Option Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held June 11, 1998 and incorporated herein by reference)

10.3	1997 Stock Incentive Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the special meeting of stockholders held January 16, 2001 and incorporated herein by reference)

10.4	Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on August 31, and incorporated herein by reference)

10.5	Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Frank Russomanno, Julie Abraham, and Graham Jefferies (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 8, 2004 and incorporated herein by reference)

10.6	Description of Compensation of Directors (#) (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.7	Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.8	Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.9	Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.10	Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.11	Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.12	Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.13	Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.14	Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference)

10.15	Executive Employment Agreement dated November 1, 2007 by and between the Registrant and Carmine T. Oliva (#) (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference)

10.16	Executive Employment Agreement dated November 1, 2007 by and between the Company and Graham Jefferies (#) (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference)

10.17	Amendment No. 1 to Employment Agreement dated as of June 17, 2010 by and between Carmine T. Oliva and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference)(#)

10.18	Amendment No. 1 to Employment Agreement dated as of June 18, 2010 by and between Graham Jefferies and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference)(#)

10.19	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference)

10.20	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2005 and incorporated herein by reference)

10.21	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2005 and incorporated herein by reference)

10.22	2007 Stock Incentive Plan (#) (Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held December 12, 2007 and incorporated herein by reference)

10.23	Credit Agreement by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates and GVEC Resource IV Inc. dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.24	Security Agreement between EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated and GVEC Resource IV Inc. dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.25	Patent Security Agreement between EMRISE Corporation, RO Associates Incorporated and GVEC Resource IV Inc. dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.26	Trademark Security Agreement between EMRISE Corporation, EMRISE Electronics Corporation and RO Associates Incorporated and GVEC Resource IV Inc. dated November 30, 2007 (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.27	Revolver Loan Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.28	Term Loan A Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.29	Guaranty dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.30	Composite Debenture dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.31	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.32	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.33	Agreement for the Pledge of Account of Financial Instruments Relating to Shares of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.34	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.35	Going Concern Pledge (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference)

10.36	Form of Subordinated Secured Contingent Promissory Notes issued by the Company to Charles S. Brand, Thomas P. M. Couse, Joanne Couse and Michael Gaffney (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.37	Master Agreement, dated June 7, 2010, by and among EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference)

10.38	Credit Agreement, dated November 30, 2007, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, and RO Associates Incorporated and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.39	Amendment Number 1 to Loan Documents, dated August 20, 2008, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.40	Collateral Assignment of Rights under Purchase Agreement, dated August 20, 2008, by and among EMRISE Corporation, Emrise Electronics Corporation and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.41	Form of Stock Option Agreement issued to EMRISE Corporation’s directors and executive officers under 2007 Stock Incentive Plan (#)(Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference)

10.42	Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for April 9, 2009 and incorporated herein by reference)

10.43	Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resources IV Inc. (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.44	Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 12, 2009 and incorporated herein by reference)

10.45	Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for May 14, 2009 and incorporated herein by reference)

10.46	Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 and incorporated herein by reference)

10.47	Amendment Number 6 to Loan Documents, dated November 3, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference)

10.48	Amendment Number 7 to Loan Documents, dated November 13, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference)

10.49	Amendment Number 8 to Loan Documents dated as of December 31, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Components, Inc. and GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference) (±)

10.50	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Charles S. Brand (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.51	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Thomas P.M. Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.52	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference)

10.53	Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference) (±)

10.54	Amendment Number 10 to Loan Documents dated as of May 3, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.55	Amendment Number 11 to Loan Documents dated as of May 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.56	Amendment Number 12 to Loan Documents dated as of June 1, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.57	Amendment Number 13 to Loan Documents dated as of June 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference) (±)

10.58	Amended and Restated Term Loan A Note, dated August 31, 2010, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.59	Amendment Number 14 to Loan Documents dated as of July 16, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.60	Amendment Number 15 to Loan Documents dated as of July 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.61	Amendment Number 16 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.62	Amended and Restated Security Agreement, dated as of August 31, 2010, by and among EMRISE Electronics Corporation, EMRISE Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., Charles S. Brand, Thomas P.M. Couse and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.63	Form of Amendment No. 2 to Subordinated Contingent Secured Promissory Notes issued by EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.64	Stock Issuance Agreement, dated August 31, 2010, by and between Charles Brand and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.65	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.66	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.67	Form of All Assets Debenture Given by Pascall Electronics Limited in Favour of Lloyds TSB Commercial Finance Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.68	Form of All Assets Debenture Given by XCEL Power Systems Limited in Favour of Lloyds TSB Commercial Finance Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.69	Warrant Purchase Agreement, dated August 30, 2010, by and among EMRISE Corporation and Private Equity Management Group, LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.70	Form of Separation and Release Agreement, dated August 31, 2010, by and between EMRISE Corporation and D. John Donovan (Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference)

10.71	The English translation of a Factoring Agreement, dated September 20, 2010, by and between CXR Anderson Jacobson and Factocic S.A. (Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference)

10.72	Business Financing Agreement, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and CXR Larus Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.73	Guaranty, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and EMRISE Corporation (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.74	Subordination Agreement, dated November 8, 2010 and executed November 15, 2010, by and between GVEC Resource IV, Inc. and Private Equity Management Group LLC and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.75	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Charles S. Brand and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.76	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Thomas P.M. Couse and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.77	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Joanne Couse and Bridge Bank, National Association (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference)

10.78	Amendment Number 17 to Loan Documents dated as of February 8, 2012, by and among EMRISE Corporation, EMRISE Electronics Corporation and CXR Larus Corporation, GVEC Resources IV Inc. and Private Equity Management Group LLC (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference)

10.79	Second Amended and Restated Term Loan A Note, dated February 8, 2012, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (Filed as an exhibit to the Registrant’s current report on Form 8-K for February 7, 2012 and incorporated herein by reference)

10.80	Amendment No. 3 to Subordinated Contingent Secured Promissory Note entered into by and between EMRISE Electronics Corporation and Charles Brand (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 12, 2012 and incorporated herein by reference)

10.81	Amendment No. 3 to Subordinated Contingent Secured Promissory Note entered into by and between EMRISE Electronics Corporation and Joanne Couse (Filed as an exhibit to the Registrant’s current report on Form 8-K for November 12, 2012 and incorporated herein by reference)

10.82	Contract for the Sale of freehold land, dated February 28, 2013, by and among Longford Estates Limited (In Administration), Matthew James Cowlishaw and Richard Michael Hawes, and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2013 and incorporated herein by reference)

10.83	Mortgage Deed, dated February 28, 2013, by and between Lloyds TSB Bank and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2013 and incorporated herein by reference)

10.84	All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in Favour of Charles S. Brand (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.85	All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in Favour of Charles S. Brand (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.86	Business Loan Agreement, dated August 2, 2011, by and between Lloyds TSB Bank PLC and EMRISE Electronics Limited (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.87	Business Loan Agreement, dated February 21, 2013, by and between Lloyds TSB Bank PLC and Pascall Electronics Limited (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.88	Business Loan Agreement, dated March 28, 2014, by and between Lloyds TSB Bank PLC and EMRISE Electronics Limited (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.89	Form of Support Agreement (Filed as an exhibit to the Registrant’s current report on 8-K for March 23, 2015 and incorporated herein by reference)

14.1	Amended and Restated Code of Business Conduct and Ethics (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of BDO, LLP Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

100.1	The following financial information from EMRISE Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) consolidated balance sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the year ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2015.

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

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive Officer	March 31, 2015
Carmine T. Oliva	(principal executive officer) and Director

/s/ Timothy J. Blades	Chief Financial Officer (principal financial	March 31, 2015
Timothy J. Blades	officer)

/s/ Graham Jefferies	President and Chief Operating Officer	March 31, 2015
Graham Jefferies	Director

/s/ Otis W. Baskin	Director	March 31, 2015
Otis W. Baskin

/s/ Frank P. Russomanno	Director	March 31, 2015
Frank P. Russomanno

/s/ Julie A. Abraham	Director	March 31, 2015
Julie A. Abraham

56

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Durham, North Carolina

We have audited the accompanying consolidated balance sheets of EMRISE Corporation (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income/(loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO LLP

London, United Kingdom

March 31, 2015

EMRISE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,357	$1,170
Accounts receivable, net of allowances for doubtful accounts of $109 at December 31, 2014 and $70 at December 31, 2013	5,772	7,435
Inventories, net	6,039	6,357
Deferred income taxes	30	46
Prepaid and other current assets	804	897
Total current assets	15,002	15,905
Property, plant and equipment, net	4,385	4,475
Goodwill	4,980	5,283
Intangible assets other than goodwill, net	367	457
Deferred tax assets	25	53
Other assets	96	286
Total assets	$24,855	$26,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,664	$3,201
Accrued expenses	4,424	4,259
Lines of credit	709	1,196
Current portion of long-term debt	776	2,672
Income taxes payable	241	36
Other current liabilities	-	261
Total current liabilities	9,814	11,625
Long-term debt	3,423	2,664
Deferred income taxes	-	17
Other liabilities	577	992
Total liabilities	13,814	15,298

Commitments and contingencies (see note 17)	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,810,337 and 10,713,337 shares issued and outstanding at December 31, 2014 and 2013, respectively	128	128
Additional paid-in capital	44,265	44,205
Accumulated deficit	(31,047)	(31,924)
Accumulated other comprehensive loss	(2,305)	(1,248)
Total stockholders’ equity	11,041	11,161
Total liabilities and stockholders’ equity	$24,855	$26,459

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Net sales	$35,665	$31,898
Cost of sales	24,484	22,183
Gross profit	11,181	9,715

Operating expenses:
Selling, general and administrative	8,968	8,334
Annuity accrual release (note 8)	(704)	-
Engineering and product development	1,265	1,132
Total operating expenses	9,529	9,466
Income/(Loss) from operations	1,652	(249)

Other income/(expense):
Interest income	-	92
Interest expense	(396)	(534)
Other, net	5	(87)
Total other income/(expense), net	(391)	(529)
Income/(Loss) before income taxes	1,261	(280)
Income tax expense	384	112
Net Income/(Loss)	877	(392)

Foreign currency translation adjustment	(1,057)	430
Comprehensive (loss)/income	(180)	38
Weighted average shares outstanding Basic and diluted	10,740	10,703

Earnings/(Loss) per share:
Basic and diluted	$0.08	$(0.04)

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2012	10,698	$128	$44,177	$(31,532)	$(1,678)	$11,095
Stock-based compensation expense	15	-	28	-	-	28

Net loss and comprehensive income	-	-	-	(392)	430	38
Balance at December 31, 2013	10,713	$128	$44,205	$(31,924)	$(1,248)	$11,161
Stock-based compensation expense	97	-	60	-	-	60

Net income and comprehensive loss	-	-	-	877	(1,057)	(180)
Balance at December 31, 2014	10,810	$128	$44,265	$(31,047)	$(2,305)	$11,041

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$877	$(392)
Reconciliation to net cash provided by/(used in) operating activities:
Depreciation and amortization	147	479
Provision for doubtful accounts	76	(8)
Provision for warranty reserve	203	30
Provision for inventory reserve	559	146
Deferred taxes	27	(165)
Loss on sale of assets	-	30
Annuity accrual release(note 8)	(704)	-
Stock-based compensation expense	60	28
Loss on extinguishment of debt	279	-

Changes in assets and liabilities:
Accounts receivable	1,182	(187)
Inventories	(772)	1,042
Prepaid and other assets	318	767
Accounts payable and accrued expenses	1,075	301
Net cash provided by operating activities	3,327	2,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(349)	(3,615)
Net cash used in investing activities	(349)	(3,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,120	2,177
Net (repayments of)/borrowings from lines of credit	(403)	10
Repayments of long-term debt	(2,996)	(1,017)
Net cash (used in)/provided by financing activities	(1,279)	1,170
Effect of exchange rate changes on cash and cash equivalents	(512)	25
Net increase/(decrease)/in cash and cash equivalents	1,187	(349)
Cash and cash equivalents at beginning of period	1,170	1,519
Cash and cash equivalents at end of period	$2,357	$1,170

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-5

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$396	$534
Income taxes	$115	$383

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital leases	$667	$531

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States, England and France. The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England. The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operated in the year out of facilities located in the United States and France. In October 2014, the Company disposed of its communication equipment business in the United States. Further details are provided below in Note 3. Since the year end, the Company has announced that, subject to shareholder approval, it intends to sell its electronic devices business segment and enter into a plan of liquidation. Further details are given below in Note 20 and in the Current Report on Form 8-K filed by the Company with the United States and Exchange Commission (the “SEC”) on March 23, 2015.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include the accounts of the Company and each of its subsidiaries, after elimination of intercompany accounts and transactions.

Comprehensive (Loss)/Income

Comprehensive (loss)/income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive (loss) income consists of foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

	2014	2013
Opening balance	$70	$75
Provision for bad debts	73	40
Amounts written off	-	(19)
Amounts subsequently recovered	(27)	(29)
Translation adjustment	(7)	3
Closing balance	$109	$70

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s (“FASB’’) Accounting Standard Codification (“ASC”) Topic Number 350, Intangibles-Goodwill and Other. The Company assesses the qualitative factors to determine whether the existence of events or circumstances might lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If there are any factors that indicate that there could be an impairment then the Company tests for impairment of goodwill and indefinite lived intangible on an annual basis and tests more frequently if a specific event occurs or circumstances change that suggest that there is an indicator of impairment. When testing for goodwill impairment the Company adopts a two-step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performs its annual required tests of impairment as of December 31. In performing the valuation, the Company uses cash flows that reflect management’s forecasts and discount rates that reflect the risks associated with the current market. The Company considers the results of an income approach in determining the fair value of the reporting units.

At December 31, 2014 and 2013, reported goodwill totaled $5.0 million and $5.3 million, respectively, all of which belonged to the electronic devices reporting unit. After assessing the totality of events or circumstances, the Company determined that it is not more likely than not that the fair value of the electronic devices reporting unit is less than its carrying amount at December 31, 2014.

At December 31, 2013, results of the first step in testing for goodwill impairment indicated that the fair values of the electronic devices reporting unit exceeded its book values of the goodwill and therefore there was no indication of impairment and accordingly no impairment adjustment was recorded in 2013.

The provisions of Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2012-02”), allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our indefinite-lived intangible assets are less than their carrying values. At December 31, 2014 and 2013, our reported indefinite lived intangible assets totaled $0.37 million and $0.39 million, respectively, all of which belonged to the electronic devices reporting unit. Based on the results of the qualitative assessment, it was concluded that it was more likely than not that the fair values of our indefinite-lived intangible assets exceeded their carrying values and therefore there was no indication of impairment and accordingly no impairment adjustments were recorded in 2014 or 2013. In the qualitative assessment we considered such factors as industry and market considerations, macroeconomic conditions and the underlying financial performance to which the value of the indefinite-lived assets is linked.

Product Warranty Liabilities

The Company’s electronic devices products are generally bespoke in nature and these carry a limited parts and labor warranty that is specific to each contract. These warranties usually vary in length from one to two years. In certain circumstances, the Company provides a two-year, limited parts and labor warranty on communications test instruments and network access products but these are more normally of one year duration. The Company also offers extended warranties beyond two years for an additional cost to its customers. Products returned under warranty typically are tested and repaired or replaced at the Company’s option. Historically, the Company has not experienced significant warranty costs or returns.

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

Earnings/(Loss) Per Share

Earnings/(Loss) per share is calculated according to FASB guidance which requires that basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. The average exercise price of the outstanding options was greater than the market price of the common stock throughout 2014 and 2013. As a result of this, the potentially dilutive common shares have been excluded from the earnings per share computation because their inclusion would have been anti-dilutive.

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

Foreign Currency Transactions

The Company evaluates the impact of currency fluctuations on a periodic basis and, from time to time, participates in currency hedging activities when the need arises. The Company currently uses foreign currency forward contracts, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. The Company adjusts the value of the hedging instruments at the end of the reporting period to reflect the market value of the instrument. Transactions in currencies other than the functional currency of the underlying operation are recorded at the rates of exchange prevailing at the date of the transactions and recorded as a realized foreign currency gain or loss in the Statement of Operations. Unrealized and realized gains or losses, from foreign currency transactions are reflected in the consolidated statements of operations in accordance with the provision of FASB ASC 830 “Foreign Currency Matters’’. Included in other income/(expense) were net gains of $283,000 and net losses of $130,000 for the years ended December 31, 2014 and 2013, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions.

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One customer represented 10.7% of total net sales in 2014 and in 2013 the largest customer represented 11.6% of the Company’s total net sales.

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products. The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the items being purchased and the purchase price.

Communications Equipment - The Company recognizes revenues from its communications equipment business segment based in France and the U.S., until its closure in October 2014, at the point of shipment of those products. An estimate of warranty cost is recorded at the time the revenue is recognized. Customer discounts are included in the product price list provided to the customer. Product returns are infrequent and require prior authorization because sales are final and the Company tests its products for quality prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product for which the customer pays.

Electronic Devices - The Company’s subsidiaries in England comprise the electronic devices segment of the business. Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue recognized over the term of the contract on a percentage of completion basis. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty cost is recorded at the time revenue is recognized. The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced. For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are considered to be immaterial to overall financial results.

Research and Development Costs

Research and development costs are charged to expense as incurred. The Company maintains engineering departments which develop products, processes and techniques. The cost of research and development in 2014 was $1,595,000 and in 2013 the comparable cost was $1,132,000.

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $448,000 and $367,000 in 2014 and 2013, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Because of the custom nature of the Company’s products and the high quality of the reputation that the Company enjoys there is minimal advertising spend for product promotion. Advertising costs for 2014 and 2013 were immaterial.

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

The Company adopted ASC topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure for these uncertain tax positions. As of December 31, 2014 and 2013, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

New Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The ASU is effective for annual periods beginning on or after December 15, 2014 but early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously available for issuance. The Company has early adopted this standard at December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

NOTE 2 - LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfil its short term needs and strategic plans. At December 31, 2014, the Company had a three-year term loan in the U.K. with Lloyds Bank on which the balance reduces each month until it is extinguished in April 2017. The original loan was for $1.8 million ($1.7 million using the exchange rates as at December 31, 2014) and at December 31, 2014, the balance outstanding was $1.3 million. This loan has a covenant that links to the net worth of the UK holding company. The Company was in compliance with the covenants existing at both December 31, 2014 and 2013.

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

As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes that as a stand-alone business it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of December 31, 2014 and March 21, 2015 and the Company continues to experience good booking levels to support future shipments. In order to support future expected growth, the Company plans to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development. The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments. As explained below in Note 20, since the year end the Company has agreed to sell its electronic devices segment for a gross sale price of $22 million. These proceeds will be reduced by the requirement to repay debt and settle other liabilities but the cash remaining is expected to be sufficient to meet any other liabilities and ensure a dividend to shareholders. This sale and plan for a subsequent liquidation dividend to shareholders requires shareholder approval.

NOTE 3 - DISPOSAL OF CXR LARUS CORPORATION

During the three months ended September 30, 2014, management determined that CXR Larus Corporation (“CXR Larus”), a wholly-owned subsidiary of the Company, no longer represented a major component of the group, either strategically or in terms of its contribution to the group’s performance, and accordingly took the decision to divest of this business. In September 2014, management committed to the sale of certain assets and liabilities relating to the CXR Larus Network Access and Synchronization and Timing product lines. Following the sale of the test product line in 2012, this constituted the remaining business activities of CXR Larus. The sale of these assets was completed on October 8, 2014. The activities of CXR Larus were previously included in the Company’s communications equipment segment. The sale agreement also allows for a small royalty on sales made by the purchaser in the ensuing twelve months, however, the Company does not expect to have any significant continuing involvement with the business following the disposal. The Company closed the business in the final three months of 2014 and has continued to collect the remaining receivables. A loss on disposal of $9,000 has been recognized in the consolidated statements of comprehensive income/(loss). As this was not a major component of the group nor determined to be a strategic shift, the disposal was not classified as discontinued operations in the consolidated statements of comprehensive income/(loss).

The table below reflects the major classes of assets and liabilities at December 31, 2013 (in thousands).

$	December 31, 2013
Inventory	456
Property, plant and equipment	13
Total assets sold	469

In preparation for the sale of the assets the Company incurred an impairment charge of $202,000 against the carrying value of the inventory. At the date of sale, the Company incurred severance costs of $103,000 and professional fees of $25,000 in connection with the sale.

The following tables summarize certain components of the statements of operations generated by CXR Larus, which is included as part of income/(loss) from operations, as the disposal did not meet the discontinued operations criteria, for the year ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Net Sales	1,206	1,465
Pre-tax loss	(465)	(425)

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31, (in thousands):

	December 31, 2014	December 31, 2013
Gross Inventory
Raw materials	$5,896	$6,697
Work-in-process	1,703	1,553
Finished goods	1,839	2,799
Total gross inventories	$9,438	$11,049

Inventory Reserve
Raw materials	$2,582	$3,150
Work-in-process	435	431
Finished goods	382	1,111
Total reserve	$3,399	$4,692

Net Inventory
Raw materials	$3,314	$3,547
Work-in-process	1,268	1,122
Finished goods	1,457	1,688
Total net inventories	$6,039	$6,357

The movement in the Inventory reserve was as follows:

Inventory reserve at January 1	$4,692	$4,464
Current year reserve	611	583
Written off in year	(1,660)	(438)
Foreign currency translation	(244)	83
Inventory reserve at December 31	$3,399	$4,692

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, (in thousands):

	2014	2013
Land and buildings	$3,172	$3,401
Machinery, equipment and fixtures	2,969	3,407
Leasehold improvements	740	731
	6,881	7,539
Accumulated depreciation and amortization	(2,496)	(3,064)
Total property, plant and equipment	$4,385	$4,475

The net book value of assets held under capital leases at December 31, 2014 and 2013 totaled $842,000 and $318,000, respectively, after accounting for depreciation in the year of $171,000 and $117,000, respectively. The Company recorded depreciation expense associated with its property, plant and equipment of $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $5.0 million and $5.3 million at December 31, 2014 and 2013, respectively, all of which was associated with its electronic devices reporting unit.

As of December 31, 2014, the Company assessed the qualitative factors to determine whether the existence of events or circumstances might lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, including reviewing the offers received for the segment that are described in the in Note 20 below, we determined that it is not more likely than not that the fair value of the electronic devices reporting unit is less than its carrying amount. The Company performed a detailed annual impairment test for goodwill for the electronic devices reporting unit as of December 31, 2013. In performing the valuations, the Company used cash flows that reflected management’s forecasts, an assessment of the current backlog and anticipated orders and discount rates that reflect the risks associated with the current market. The Company considered the results of an income approach in determining the fair value of the reporting unit discounting the projected cash flows at the Company’s weighted average cost of capital to determine the fair value for the electronic devices reporting unit. For the income approach, growth at rates between 3% and 5% per annum was assumed as a result of expected shipments on existing contracts and future opportunities. The projected cash flows were discounted at the Company’s weighted average cost of capital of 15% to determine the fair value for the electronic devices reporting unit. Based on the results of this testing at December 31, 2013, the fair values of the electronic devices reporting unit exceeded its book values and the qualitative testing since that date indicate that there has been no diminution in the value since that date.

The following table reflects changes in the Company’s goodwill balances for continuing operations, for the year ended December 31, 2014 and 2013 (in thousands):

Electronic Devices
Balance at December 31, 2012	5,146
Foreign currency translation	137
Balance at December 31, 2013	$5,283
Foreign currency translation	303
Balance at December 31, 2014	$4,980

Other intangible assets consist primarily of trademarks, trade names and technology acquired. The original cost and accumulated amortization of these intangible assets from continuing operations consisted of the following at December 31, (in thousands):

	2014			2013
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total
Intangibles with definite lives:

Technology acquired	$-	$1,150	$1,150	$-	$1,150	$1,150
Customer relationships	-	200	200	-	200	200
Covenant-not-to-compete	200	-	200	200	-	200
Backlog	200	-	200	200	-	200
	400	1,350	1,750	400	1,350	1,750
Accumulated amortization	(400)	(1,350)	(1,750)	(400)	(1,282)	(1,682)
Carrying value	-	-	-	-	68	68

Intangibles with indefinite lives:

Trademarks and trade names	500	-	500	500	-	500
Foreign currency translation	(133)	-	(133)	(111)	-	(111)
Trademarks and trade names	367	-	367	389	-	389
Total intangible assets, net	$367	$-	$367	$389	$68	$457

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company re-evaluates the carrying value of identifiable intangible and long-lived assets, except for trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No events or changes in circumstances occurred during 2014 or 2013 that would have required an impairment analysis to be performed. The carrying value of the trademarks and trade names is annually reviewed using a qualitative approach. The trademarks and trade names are integral to the success of the electronic devices segment. Management is satisfied that there has been no diminution in value during the year. This is supported by the offer received for the business since the year end and explained in the post balance sheet note below.

NOTE 7 - ACCRUED LIABILITIES

Accrued expenses as of December 31, consisted of the following (in thousands):

	2014	2013
Accrued payroll and benefits	$834	$1,136
Retirement reserve (see note 16)	521	455
Advance payments from customers, current portion	758	694
Warranty reserve	581	675
Foreign currency exposure provision	414	321
Accrued taxes (other than income taxes)	486	125
Accrued engineering contract costs	244	501
Research & Development grant reclaim accrual (see note 20)	62	-
Other accrued expenses	524	352
Total accrued expenses	$4,424	$4,259

No other individual item represented more than 5% of total current liabilities.

NOTE 8 - OTHER LIABILITIES- ANNUITY ACCRUAL RELEASE

An agreement with a retired, former owner of a company that was subsequently purchased by the Company, obliged the Company to pay an inflation-linked monthly annuity to this former owner, for the duration of his life. The liability was calculated based on actuarial data relating to life expectancy, discounted by the Company’s weighted average cost of capital. As of December 31, 2013, the Company had accrued a liability of $697,000 which was included in Other Liabilities on the Company’s balance sheet. During September 2014, the individual passed away and the Company was relieved of its obligation. The release of this obligation totaling $704,000 was included in selling, general and administrative expenses, and separately identified, on the Consolidated Statement of Comprehensive Income/(Loss).

NOTE 9 - FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

	All amounts are in $ thousands
Lines of credit	December 31, 2014	December 31, 2013
Lloyds TSB Commercial Finance	328	443
FACTOCIC	381	753
Total lines of credit	$709	$1,196

Long-term debt	December 31, 2014	December 31, 2013
Lloyds TSB term loan	1,316	711
Lloyds TSB property loan secured by mortgage	2,056	2,255
BPIFrance Loan	243	-
Promissory notes payable	-	2,277
Capital lease obligations	584	93
	4,199	5,336
Current portion of long-term debt	(776)	(2,672)
Long-term debt	$3,423	$2,664

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance Limited (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL with a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.28 million based on the exchange rate on December 31, 2014), in each case at an advance rate of 88% for UK customers and 85% for invoices issued to customers outside the UK. The facility carries a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The interest and service charge are paid monthly. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds. As of December 31, 2013, outstanding borrowings under the Receivable Finance Agreements were $443,000 and unutilized capacity for borrowing was $2,498,000. As of December 31, 2014, outstanding borrowings under the Receivable Finance Agreements were $381,000 and unutilized capacity for borrowing was $2.4 million.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement (the “CIC Agreement”) with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.63 million based on the exchange rate on December 31, 2014) at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of December 31, 2014, CXR AJ had the equivalent of $381,000 of outstanding borrowings under the CIC Agreement (2013, $753,000). The total of accounts receivable at the year-end was $1.43 million. The accounts receivable which had been financed under this arrangement were $423,000 and $920,000 at December 31, 2014 and 2013, respectively.

NOTE 10 - DEBT

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of the Company, entered into an agreement for a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”). As of December 31, 2013, £431,000 ($711,000 based on the exchange rate at December 31, 2013) was outstanding under the Lloyds Term Loan. On April 1, 2014, the Company replaced this loan with a new three-year loan with Lloyds Bank of £1.1 million (approximately $1.7 million, using the exchange rate at December 31, 2014). The loan is repayable in monthly installments over the three year term. The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.2 million using the exchange rate at December 31, 2014). The value of this net worth covenant increases by approximately $400,000 each calendar year. At December 31, 2014, the balance outstanding under the loan was $1,316,000. The Company was in compliance with the covenants as of December 31, 2014.

Lloyds TSB Property loan secured by Mortgage

On March 4, 2013, the Company entered into a mortgage with Lloyds Bank for the sum of £1.4 million (approximately $2.2 million at the rate of exchange on December 31, 2014) to purchase the property occupied by Pascall. This loan, which is secured by a fixed mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants (assessed annually), requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.5 million and $0.5 million using the exchange rate at December 31, 2014. At December 31, 2014, the Company was in compliance with these covenants as the net worth of EEL, as defined by the loan agreement, was £7.8 million (approximately $12.2 million using the exchange rate at December 31, 2014) and the profit for the year ended December 31, 2014 was £1,456,000 (approximately $2.3 million using the exchange rate at December 31, 2014). This compares with profits of $1.1 million in 2013. As of December 31, 2014, the loan balance outstanding was $2.1 million and the property had a carrying value of $3.0 million. At December 31, 2013, the loan balance was $2.3 million and the carrying value of the property was $3.1 million.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary, was granted an innovation loan by BPIFrance. The loan is for 200,000 euros (approximately $243,000 using the exchange rate at December 31, 2014) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly installments of $13,000 starting in December 2016. The loan is interest free. As of December 31, 2014, CXR AJ had $243,000 of outstanding borrowings under this loan agreement.

Promissory Notes payable

The promissory notes were amended subordinated contingent promissory notes, which were issued to former owners of ACC in May 2008 and were originally scheduled to mature on August 31, 2013. The notes were subordinated to the term loan from Lloyds Bank described above. Since the date of issuance, the terms of the notes were amended numerous times, most recently, with effect from November 1, 2012 (the “Amended Subordinated Contingent Notes”). The Amended Subordinated Contingent Notes bore interest at the prime rate as reported in The Wall Street Journal plus 4% (previously prime rate plus 1%) and were scheduled to mature on December 15, 2014 (the “Maturity Date”) (previously August 31, 2013). Subsequent to December 31, 2013, the payment of principal of $300,000, due on March 15, 2014, was paid on schedule and the balance of the principal and accrued interest was paid on April 7, 2014. Under the terms of the agreement with the holders of the Amended Subordinated Contingent Notes, on the redemption of such notes, the holders are entitled to indemnification for additional tax paid if the rate of capital gains tax increased between the dates such notes were originally issued and the date of redemption. The rate of capital gains tax did increase from 15% to 20% with effect from January 1, 2013 and, in addition, a capital gains tax surcharge of 3.8% was introduced. The holders of the Amended Subordinated Contingent Notes were therefore entitled to indemnification by the Company for the additional tax payable on their gains. On September 30, 2014, the Company entered an agreement with the former holders of the Amended Subordinated Contingent Notes making a full and final settlement of $279,000 plus $10,000 of legal costs charging the settlement sum to other expenses in the Statement of Comprehensive Income. The amounts due were settled on that date. The former note holders have no further claim over the Company or its assets as a result of this agreement.

Capital Leases

The Company has capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through January 31, 2019. Capitalized lease obligations have interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. At December 31, 2014, the present value of obligations under non-cancelable capital leases were $581,000 ($93,000 at December 31, 2013).

Principal maturities related to long-term debt, including the obligations under capital leases, as of December 31, 2014, were as follows (in thousands):

Year ending December 31,	Lloyds loan linked to mortgage	Lloyds Term Loan	BPI Loan	Capitalized Lease Obligations	Total

2015	72	561	-	143	776
2016	77	599	12	131	819
2017	80	156	49	126	411
2018 and beyond	1,828	-	182	181	2,191
	$2,057	$1,316	$243	$581	$4,197

NOTE 11 - STOCK-BASED COMPENSATION

At December 31, 2014, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the Board of Directors (the “Board”) of the Company. All stock-based compensation plans were approved by the Board.

Description of Stock Option Plans

The Company has five stock option plans, the following two of which continue to be available for issuance:

●	The 2000 Stock Option Plan was adopted by the Board in November 2000 and approved by the stockholders on January 16, 2001. The Board adopted the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant. The Board does not intend to issue any additional options under this plan.

●	The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof. Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan. Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant. However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of the Company’s stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant. The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant. SARs will be settled in shares of common stock. Restricted stock may have a price as determined by the administrator. Restricted stock units entitle the holder to receive vested shares of common stock. Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred. Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria. Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

Stock option activity for the years ended December 31, 2014 and 2013 was as follows:

	2014		2013
	Shares (in 000’s)	Weighted Average Exercise Price	Shares (in 000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	351	$3.36	449	$3.56
Granted	-	$-	50	$0.55
Exercised	-	$-	-	$-
Forfeited (including expirations)	(42)	$3.75	(148)	$3.01
Outstanding, end of year	309	$3.31	351	$3.36
Exercisable, end of year	309	$3.31	351	$3.36

As of December 31, 2014, the Company had 309,000 fully-vested stock options, with a weighted average exercise price of $3.31 and remaining term of 3.8 years.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding and Exercisable
		Weighted	Weighted
Range of	Options	Average Remaining	Average Exercise
Exercise Prices	(in 000’s)	Life in Years	Price
$0.01 to $1.00	50	8.1	$0.55
$1.01 to $2.00	50	4.23	$1.53
$2.01 to $3.00	67	3.64	$2.18
$3.01 to $5.00	66	3.64	$3.06
$5.01 to $7.50	76	1.0	$7.50
Total options	309		$3.31

All current options are exercisable. There are no options that are not exercisable at December 31, 2014.

Total stock-based compensation expense included in wages, salaries and related costs was $60,000 and $28,000 for the year ended December 31, 2014 and 2013, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2014, the Company had no unrecognized compensation expense related to stock option grants.

Included within the stock-based compensation expense, in accordance with the Company’s compensation arrangements, restricted stock issued under the 2007 Plan was awarded to the members of the Board as partial compensation for Board meeting attendance. In addition Mr. Jefferies and Mr. Blades in their capacity as officers of the Company were awarded 42,000 and 25,000 shares of restricted stock respectively in October 2014. These shares are restricted for 6 months from the date of issue.

A summary of the restricted stock activity in the year ended December 31, 2014, is as follows:

2014
Restricted Shares (in 000’s)
Outstanding, beginning of year	9
Granted	97
Vested in year	(21)

Outstanding, end of year	85

The average vesting period of the outstanding restricted shares at December 31, 2014 is 3.5 months.

A stock compensation expense in respect of these awards of $37,000 has been included in the total stock compensation charge for 2014. Total restricted stock compensation expense of $60,000 was recorded during the year ended December 31, 2014. In 2013 the equivalent expense was $8,000. The stock option charge for 2014 and 2013 was $nil and $19,000, respectively.

NOTE 12 - WARRANTS

There were no warrants outstanding at December 31, 2014 or 2013.

NOTE 13 - EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average common shares outstanding during a period. Diluted income/(loss) per share is based on the treasury stock method and includes the dilutive effect of stock options outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. There are 50,000 stock options in issue at the year-end that are at a lower option price than the market value but the average stock option price of options outstanding at the year- end exceeds the market value. The dilutive impact of the 50,000 stock options that have an exercise price that is below the current market value would not be material.

	2014	2013
NUMERATOR:
Net income/(loss)	$877	$(392)
DENOMINATOR:
Basic weighted average common shares outstanding	10,740	10,703
Effect of dilutive securities:
Dilutive stock options and warrants	-	-
Diluted weighted average common shares outstanding	10,740	10,703

Basic and diluted earnings/(loss) per share	0.08	(0.04)

The following table shows the common stock equivalents that were outstanding as of December 31, 2014 and 2013, but were not included in the computation of diluted earnings per share because their impact would have been anti-dilutive and as a result of the loss incurred by the Company in 2013:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of December 31, 2014	309,342	$0.55 - 7.50
As of December 31, 2013	351,000	$0.55 - 7.50

NOTE 14 - INCOME TAXES

The Company files a consolidated U.S. federal income tax return. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries. Additionally, the Company files tax returns in England and France.

The Company’s income before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31, as follows (in thousands):

	2014	2013
Earnings (loss) before income taxes:

U.S.	$(2,298)	$(2,040)
Foreign	3,559	1,760
Earnings (loss) before income taxes	$1,261	$(280)

The Company’s provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Current:

Federal	$-	$-
State	(10)	-
Foreign	371	172
Total current	361	172

Deferred:

Federal	-	-
State	-	-
Foreign	23	(60)
Total deferred	23	(60)
Total provision for income taxes	$384	$112

Income tax expense differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2014	2013
Federal income tax at statutory rates	$429	$(121)
State income taxes, net of federal benefit	(10)	-
Foreign income taxes	(836)	(461)
Changes in valuation allowances	666	521
Foreign income inclusion - IRC 956	134	165
Permanent differences	1	8
	$384	$112

As a result of the Company’s extensive net operating loss carry-forwards in the United States and France and certain tax credits for research and development expense in the United Kingdom and France the Company paid no United States federal income tax in 2014 or 2013 and no foreign income tax in France in 2014 or 2013. The Company paid foreign income taxes in the United Kingdom for 2014 and 2013.

The Company’s business is subject to regulations under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. The majority of the earnings and profits of the Company’s foreign subsidiaries are deemed to have been distributed to the United States, with the exception of undistributed earnings of approximately $0.3 million which have not been taxed in the U.S. and which are deemed to have been reinvested indefinitely outside the United States. These earnings will continue to be indefinitely reinvested but could become subject to an additional tax charge if they were remitted as dividends or were loaned to the Company. No deferred taxes have been provided on these earnings.

Under the terms of the promissory notes described in Note 10 above, the Company’s foreign subsidiaries had issued guarantees on U.S. credit facilities and, as a result, under Section 956 of the Code, had been deemed to have distributed some of their earnings to fund U.S. operations.  Subsequent to December 31, 2013, the promissory notes have been redeemed and these guarantees no longer apply. Further, certain of the Company’s foreign subsidiaries have advanced cash funds to the U.S. entities to meet cash needs. This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through the utilization of available net operating loss carry-forwards and foreign tax credits.

The Company had U.S. federal net operating loss carry-forwards of approximately $17.4 million as of December 31, 2014 which will expire at various dates beginning in 2018 through 2033. The use of the net operating carry-forwards for state tax purposes is governed by rules specific to each state. As of December 31, 2014 and 2013, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carry-forward period are changed.

In addition, the Company has approximately €1.3 million in net operating loss carry forwards at CXR AJ, its French operating unit, which can be used to offset tax arising on future profits at this subsidiary.

As a result of the Company’s extensive net operating loss carry-forwards and certain tax credits for research and development expense both in the United States and abroad apart from Delaware taxes the Company paid no United States federal income tax in 2014 and no foreign income tax in France in 2014, 2013 or 2012. The Company paid foreign income taxes in the United Kingdom for 2014 and 2013.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2014	2013
Current deferred tax assets:

Allowance for doubtful accounts	$1	$5
Inventory reserves and uniform capitalization	321	982
Other accrued liabilities	62	91
	384	1,078
Valuation allowance-current deferred tax assets	(354)	(1,032)
Total current deferred tax assets	30	46

Long-term deferred tax assets:

Depreciation on property, plant & equipment	25	26
Non-qualified stock option expense	13	13
Deferred compensation	-	240
Deferred income	3	3
Tax credits	55	55
Net operating loss carry-forwards	6,715	6,900
Other, net	-	448
	6,811	7,685
Valuation allowance-long-term deferred tax assets	(6,786)	(7,632)
Total long-term deferred tax assets	25	53

Deferred tax liabilities:
Intangible assets other than goodwill	-	(17)
Total deferred tax assets (long-term)	25	36
Net deferred tax assets	$55	$82

The adoption of ASC 740-10 Income Taxes-Tax Positions did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. The Company has not recognized benefits for any uncertain tax positions that it believes would be more-likely-than-not upheld in an examination by any tax authorities. The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company’s policy on classification of any interest and penalties relating to unrecognized income tax positions, is to classify interest as interest expense and penalties as other expenses. No interest or penalties were recognized during 2014 or 2013.

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

The communications equipment segment designs, manufactures and distributes network access products including timing and synchronization products. The communications equipment segment consists of operating entities CXR Larus located in the United States (which closed in October 2014) and CXR AJ located in France, both of which offered the same or similar products to similar customers. Both segments operate primarily in the U.S., European and North African markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure.

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

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses. Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2014	2013
Net sales
Electronic devices	$24,227	$21,717
Communications equipment	11,438	10,181
Total	$35,665	$31,898
Gross profit
Electronic devices	$7,489	$6,280
Communications equipment	3,692	3,435
Total	$11,181	$9,715
Depreciation and amortization
Electronic devices	$380	$288
Communications equipment	132	176
All other	-	10
Total	$512	$474
Operating income (loss)
Electronic devices	$3,856	$2,681
Communications equipment	25	46
Corporate and other	(2,229)	(2,478)
Total	$1,652	$249

	December 31, 2014	December 31, 2013
Total assets
Electronic devices	$18,817	$20,134
Communications equipment	5,763	6,266
Corporate and other	275	59
Total	$24,855	$26,459

One customer of the electronic devices segment accounted for 10.7% of total sales in 2014. The largest customer in 2013 accounted for 11.6% of sales. No other customer in either segment accounted for 10% or more of net sales during 2014 or 2013.

The Company’s segments operate in different geographic areas. The following table is a summary of the Company’s net sales by geographic area of origination for the year ended December 31, (in thousands):

	2014		2013
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment
United States	$-	$1,218	$-	$1,465
United Kingdom	24,227	-	21,717	-
France	-	10,220	-	8,716
Total net sales	$24,227	$11,438	$21,717	$10,181

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%. Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area at December 31, (in thousands):

	2014	2013
United States	$375	$1,022
United Kingdom	18,817	20,134
France	5,663	5,303
Total assets	$24,855	$26,459

NOTE 16 - RETIREMENT PLANS

The Company contributes to 401K deferred tax defined contribution pension plans covering substantially all U.S. domestic employees. The Company’s contributions to these plans were $7,000 and $3,000 in the years ended December 31, 2014 and 2013, respectively. In the UK, the Company contributes to certain defined contribution pension plans for eligible employees who choose to join the schemes. The rates of the Company contributions range from 2% to 8% of eligible earnings. The Company’s contributions to these UK pension plans were $600,000 in 2014 and $550,000 in 2013.

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

	2014	2013
Service costs	$20	$20
Interest costs	14	13
Amortization of unrecognized prior service cost	3	4
Net periodic pension expense	$37	$37

The following table sets forth the funded status and amounts recognized in the Company’s consolidated balance sheet and consolidated statements of comprehensive income/(loss) for the years ended December 31, (in thousands):

	2014	2013
Change in benefit obligation:
Projected benefit obligation, beginning of year	$455	$453
Service cost	20	20
Interest cost	14	13
Exchange rate movement	(66)	20
Actuarial loss/(gain)	98	(51)
Projected benefit obligation, end of year	$521	$455
Unfunded status	$521	$455
Unrecognized loss	-	-
Net amount recognized	$521	$455

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2014	2013
Discount rate	1.5%	3.15%
Average remaining service life at year end	12.5 yrs.	13.1 yrs.
Average rate of future compensation increase	2.0%	2.0%

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from freehold sites and from leased facilities under operating leases that expire at various dates from 2015 through 2033. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, was $0.2 million for 2014 and $0.3 million for 2013.

At the year end the future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year were as follows:

Year ending December 31,	Amount
2015	$326
2016	294
2017	263
Thereafter	2,539
Total	$3,422

Research and Development grants

In December 2013, the Company received notification of an assessment from the Direction Generale des Finances Publiques in France challenging the basis of claims made by the Company’s French subsidiary, CXR AJ, in respect of research and development activity for the years 2009 and 2010. The amount being challenged was the sum of 187,000 euros (approximately $227,000 using the exchange rate at December 31, 2014) representing grants received in the two year period. The Company took independent advice at that time which supported the Company’s view that claims had been made in accordance with the applicable rules and regulations and the Company’s claims were defensible in their entirety. In June 2014, the Company received notification from the Direction Generale des Finances Publiques that it was requesting repayment of 354,000 euros (approximately $430,000) for the four years from 2009 to 2012 and in September 2014, a claim of 17,000 euros (approximately $21,000) in respect of 2013 was received. The Company, after taking further independent advice, continued to challenge the ruling and since the year end, on March 13, 2015, received notification that the repayment claim was to be reduced to $62,000. The write back to income in the fourth quarter of the year was $389,000.

Litigation

The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. The Company is not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

NOTE 18 - RELATED PARTIES

Notes payable to Former Shareholders of ACC

Promissory notes were issued in May 2008 in connection with the acquisition of ACC, a company acquired and subsequently sold by the Company. The total balance of the Amended Subordinated Contingent Notes at December 31, 2013 was $2.3 million. As disclosed in Note 10 above, on April 7, 2014, the Company repaid the final outstanding balance due under the terms of the Amended Subordinated Contingent Notes. There were no penalties or settlement discount arising from redeeming the promissory notes ahead of schedule.

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

Cash, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of December 31, 2014, the Company did not have any material financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

Fair values used in the Company’s goodwill impairment reviews are measured mostly by using Level 3 inputs as defined in the fair value hierarchy.

NOTE 20 - SUBSEQUENT EVENTS

As explained above in Note 18, on March 13, 2015, the Company received notification that the repayment demand in respect of French research and development claims for the years from 2009 to 2012 was to be reduced from $451,000 to $62,000. The charge for the reclaim had been established in the second and third quarters of 2014 but following the successful appeal $389,000 was released to income in the final quarter of the year.

On March 22, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with DDC (United Kingdom) Ltd., a subsidiary of Data Device Corporation (“DDC” or the “Purchaser’’), to sell all of the issued and outstanding shares of the common stock of the Company’s wholly owned subsidiary, EMRISE Electronics Ltd. (“EEL”), for a gross purchase price of $22 million, net of debt and transaction expenses and subject to a working capital adjustment (the “Transaction”). EEL, is the holding company for the electronic devices segment of the business. This segment constituted 68% of the Company’s sales in both 2014 and 2013 and operating profit of $3.8 million and $2.7 million in the year ended December 31, 2014 and 2013 respectively.

In connection with the Purchase Agreement, the Company and Purchaser have agreed to deposit $900,000 of the purchase price into escrow at the closing of the Transaction (the “Closing”) to secure certain indemnification obligations of the Company under the Purchase Agreement. This escrow amount will remain available for satisfaction of any indemnification claims until twelve months following the Closing, at which time any remaining balance not subject to outstanding and unresolved claims will be distributed to the Company.

In connection with the Company’s entry into the Purchase Agreement, certain individuals specified in the Purchase Agreement, including Graham Jefferies, our President and Chief Operating Officer, have entered into employment agreements with the Purchaser which shall become effective at Closing. The sale has been unanimously approved by the Board but will be subject to shareholder approval with a vote through a proxy process. Full details of the proposed transaction are contained in the Current Report on Form 8-K filed by the Company with the SEC on March 23, 2015. Shareholders will receive full details of the proxy and voting procedures in due course. The proposed sale followed a strategic review carried out by the Company over the preceding year. The Board also determined that, assuming the transaction receives shareholder approval, the Company’s communications business should also be sold and Emrise Corporation should be dissolved and liquidated completely after the consummation of the transaction. In this respect, the Board approved a Plan of Liquidation and Dissolution (the “Plan of Dissolution”). It is anticipated that under Delaware law that the execution of the Plan of Dissolution may take up to three years.

