Form 10-Q
period 2015-03-31
EMRISE Corp
filed 2015-05-15
CIK 854852

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 15, 2015 was 10,822,337.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$288	$248
Prepaid and other current assets	26	27
Current assets held for sale (note 2)	13,510	14,727
Total current assets	13,824	15,002
Non-current assets held for sale (note 2)	9,307	9,853
Total assets	$23,131	$24,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$304	$115
Accrued expenses	562	235
Current liabilities held for sale (note 2)	8,712	9,464
Total current liabilities	9,578	9,814
Long-term liabilities held for sale (note 2)	3,595	4,000
Total liabilities	13,173	13,814

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,816,337 and 10,810,337 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	128	128
Additional paid-in capital	44,277	44,265
Accumulated deficit	(31,223)	(31,047)
Accumulated other comprehensive loss	(3,224)	(2,305)
Total stockholders’ equity	9,958	11,041
Total liabilities and stockholders’ equity	$23,131	$24,855

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Selling, general and administration costs	$(694)	$(780)
Loss arising from continuing operations	(694)	(780)
Discontinued operations (Note 2)
Income from operations of discontinued segments	831	22
Income tax charge of discontinued segments	(313)	(27)
Income/(loss) from discontinued operations	518	(5)
Net Loss	(176)	(785)
Foreign currency translation adjustment	(919)	98
Comprehensive loss	$(1,095)	$(687)

Weighted average shares outstanding
Basic and diluted	10,813	10,715
Earnings/(Loss) per share:
Basic and Diluted
Discontinued operations	$0.05	$-
Continuing Operations	$(0.06)	$(0.07)
Total	$(0.01)	$(0.07)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176)	$(785)
Adjustments to arrive at net loss from continuing operations	(518)	5
Net loss from continuing operations	(694)	(780)
Reconciliation to net cash provided by operating activities:
Stock-based expense	11	5
Changes in assets and liabilities:
Prepaid and other assets	2	14
Accounts payable and accrued expenses	721	(172)
Total adjustments	734	(153)
Operating cash flow used in continuing operations	40	(933)
Operating cash flow provided by discontinued operations	405	815
Net cash provided by/(used in) operating activities	445	(118)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investing cash flow provided by/(used in) discontinued activities	13	(148)
Net cash provided by/(used in) investing activities	13	(148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of current portion of long-term debt from continuing operations	-	(300)
Movements to continuing operations from discontinued operations	-	2,730
Movements from discontinuing operations to continuing operations	-	(2,730)
Financing cash flow provided by/(used in) financing activities in discontinued activities	(726)	2,045
Net cash provided by/(used in) financing activities	(726)	1,745
Effect of exchange rate changes on cash for discontinued operations	(405)	36
Net increase/(decrease) in cash for discontinued operations	(713)	18
Net increase in cash for continuing operations	40	1,497
Net increase (decrease) in cash and cash equivalents	(673)	1,515
Cash at beginning of period for discontinued operations	2,109	476
Cash at beginning of period for continuing operations	248	694
	2,357	1,170
Cash at end of period for discontinued operations	1,396	494
Cash at end of period for continuing operations	288	2,191
	$1,684	$2,685
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter (by discontinued operations) for:
Interest	$61	$136
Income Taxes	$136	$148

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital leases	$-	$410

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

Discontinued Operations, Planned Dissolution and Liquidation

In October 2014, the Company disposed of its communication equipment business in the United States. On March 22, 2015, after a lengthy and extensive examination of all available strategies to maximize shareholder value, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with DDC (United Kingdom) Ltd., a subsidiary of Data Device Corporation (“DDC” or the “Purchaser’’), to sell all of the issued and outstanding shares of the common stock of the Company’s wholly owned subsidiary, EMRISE Electronics Ltd. (“EEL”), for a gross purchase price of $22 million, net of debt and transaction expenses and subject to a working capital adjustment (the “Transaction”).

In connection with the Purchase Agreement, the Company and Purchaser have agreed to deposit $1,300,000 of the purchase price into escrow at the closing of the Transaction (the “Closing”) to secure certain indemnification obligations of the Company under the Purchase Agreement. This escrow amount will remain available for satisfaction of any indemnification claims until twelve months following the Closing, at which time any remaining balance not subject to outstanding and unresolved claims will be distributed to the Company.

In connection with the Company’s entry into the Purchase Agreement, certain individuals specified in the Purchase Agreement, including Graham Jefferies, our President and Chief Operating Officer, have entered into employment agreements with the Purchaser which shall become effective at Closing. The sale has been unanimously approved by the board of directors (the “Board”) of the Company but will be subject to shareholder approval with a vote through a proxy process. Full details of the proposed transaction are contained in the Current Report on Form 8-K filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on March 23, 2015. The proposed sale followed a strategic review carried out by the Company over the preceding year. The Board also determined that, assuming the transaction receives shareholder approval, the Company’s communications business should also be sold and EMRISE Corporation should be dissolved and liquidated completely after the consummation of the transaction. In this respect, the Board approved a Plan of Liquidation and Dissolution (the “Plan of Dissolution”). The Company intends to file a Certificate of Dissolution with the Delaware Secretary of State, cease all of the Company’s business activities except those related to winding up and liquidating the Company’s business and to preserve the value of its assets, complete the liquidation of its remaining assets, satisfy or make provision for its remaining claims and obligations in accordance with Delaware law, and make distributions to its stockholders of available liquidation proceeds, if any. It is anticipated that under Delaware law that the execution of the Plan of Dissolution may take up to three years.

In addition, if the Company’s stockholders approve the sale of EEL, the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, the Company will also initiate a process to delist its common stock. A delisting will limit trading activity and liquidity in the Company’s common stock, among other matters.

As a result of these agreements, the Company’s operating subsidiaries are classified as held for sale as of March 31, 2015. The results of the operating companies are presented as discontinued operations for all periods as we do not expect to have any continuing involvement with these entities following the disposal. See Note 2, Discontinued Operations, for further information.

Going Concern and Basis of Presentation

As noted above, the Board approved a dissolution and liquidation of the Company, pursuant to its Plan of Dissolution, which is subject to stockholder approval. If this proposal is approved by the Company’s stockholders, the Company intends to distribute to its stockholders available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company. The dissolution proposal also contemplates a further, orderly wind-up of the Company’s business and operations and the filing of a Certificate of Dissolution, among other matters.

The Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting, clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under the accounting principles generally accepted in the United States of America (“GAAP”) but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditors. The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.

These financial statements have been prepared on a going concern basis, as required by GAAP. As noted above liquidation basis of accounting is only appropriate to the extent liquidation is imminent. In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company’s stockholders. ASU 2013-07 is not applicable to the Company’s financial statements, as the Company’s proposed dissolution and liquidation, discussed above, requires the affirmative vote from the holders of a majority of its outstanding stock. Therefore liquidation is not imminent as of March 31, 2015 or the date of this filing.

If the Plan of Dissolution is approved by Company stockholders at the Stockholders Meeting, currently scheduled for June 25, 2015, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with GAAP. The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the related interim periods ended March 31, 2015, and 2014. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015. As noted above the Company’s operating companies are classified as held for sale as of March 31, 2015. The results of the operating companies are presented as discontinued operations for all periods. Unless otherwise noted, all footnote disclosures relate to discontinued operations.

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

Assets Held for Sale

The Company considers a disposal group to be an asset held for sale when all of the following criteria are met:

●	management commits to a plan to sell the property;

●	it is unlikely that the disposal plan will be significantly modified or discontinued;

●	the property is available for immediate sale in its present condition

●	actions required to complete the sale of the property have been initiated;

●	sale of the property is probable, we expect the completed sale will occur within one year; and

●	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of the disposal group at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation.

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

Loss per Share from Discontinued and Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period. Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. As a result of the losses from continuing operations incurred by the Company for the three months ended March 31, 2015 and 2014, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
NUMERATOR:
Net income/(loss) from discontinued operations	$518	$(5)
Net loss from continuing operations	(694)	(780)
Net loss	$(176)	$(785)
DENOMINATOR:
Basic weighted average common shares outstanding	10,813	10,715
Diluted weighted average common shares outstanding	10,813	10,715

Earnings/(Loss) per share:
Basic and Diluted
Discontinued operations	$0.05	$-
Continuing Operations	$(0.06)	$(0.07)
Total	$(0.01)	$(0.07)

The following table shows the common stock equivalents that were outstanding as of March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of March 31, 2015	304,008	$0.55 – $7.50
As of March 31, 2014	309,342	$0.55 – $7.50

Only 50,000 of the options in issue at March 31, 2015 and March 31, 2014 were at an issue price below $1.50.

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products. The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the items being purchased and the purchase price.

Communications Equipment- The Company recognizes revenues from its communications equipment business segment based in France at the point of shipment of those products. An estimate of warranty cost is recorded at the time the revenue is recognized. Customer discounts are included in the product price list provided to the customer. Product returns are infrequent and require prior authorization because sales are final and the Company tests its products for quality prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product for which the customer pays.

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

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As noted above at March 31, 2015 the Company had announced that it intended to dispose of both its operating segments. In accordance with the criteria specified in ASC 360 these assets and the operations are reported as discontinued operations and are classified as assets held for sale.

The table below sets out the assets which are held for sale at March 31, 2015 and the comparable amounts at December 31, 2014.

Reconciliation of major classes of assets included as held for sale (in thousands) is as follows:

	March 31, 2015	December 31, 2014
ASSETS HELD FOR SALE
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$1,396	$2,109
Accounts receivable, net of allowances for doubtful accounts of $99 at March 31, 2015 and $109 at December 31, 2014	4,629	5,772
Inventories, net	6,505	6,039
Deferred income taxes	16	30
Prepaid and other current assets	964	777
Total current assets in operations held for sale as discontinued operations	13,510	14,727
Property, plant and equipment, net	4,050	4,385
Goodwill	4,744	4,980
Intangible assets other than goodwill, net	349	367
Deferred tax assets	39	25
Other assets	125	96
Total assets of the disposal group held for sale in the balance sheet	$22,817	$24,580
Carrying amounts of major classes of liabilities included as part of discontinued operations
LIABILITIES

Current liabilities:
Accounts payable	$2,214	$3,549
Accrued expenses	5,250	4,189
Lines of credit	135	709
Current portion of long-term debt	743	776
Income taxes payable	370	241
Other current liabilities	-	-
Total current liabilities held for sale included as part of discontinued operations	8,712	9,464
Long-term debt	3,058	3,423
Deferred income taxes	28	-
Other liabilities	509	577
Total liabilities of the disposal group classified as held for sale in the balance sheet	12,307	13,464

The following table summarizes the results of discontinued operations for the periods indicated (in thousands).

Major classes of line items constituting pretax profit of discontinued operations

	Three Months Ended
	March 31,
	2015	2014
Net sales	$8,380	$7,757
Cost of sales	5,570	5,758
Gross profit	2,810	1,999
Operating expenses:
Selling, general and administrative	1,806	1,575
Engineering and product development	283	316
Total operating expenses of discontinued operations	2,089	1,891
Income from discontinued operations	721	108
Other income (expense) of discontinued operations:
Interest expense	(62)	(77)
Other, net	172	(9)
Total other expense, net	110	(86)
Income before income taxes on discontinued operations	831	22
Income tax expense	313	27
Net profit/(loss) on discontinued operations, presented in the statement of comprehensive loss	518	(5)

NOTE 3 — LIQUIDITY

The Company’s liquidity is closely monitored by management. The Company uses cash flow forecasting linked to production forecasts and existing and projected credit and bank facilities, to ensure there are sufficient resources to fulfil its short term needs and strategic plans. At March 31, 2015, the Company had a three-year term loan in the U.K. with Lloyds Bank on which the balance reduces each month until it is extinguished in April 2017. The original loan was for $1.8 million and at March 31, 2015, the balance outstanding was $1.1 million. This loan has a covenant that links to the net worth of the UK holding company. The Company was in compliance with the covenants existing at both March 31, 2015 and December 31, 2014.

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

As a result of the combination of forecasted cash flows from operations and existing financing arrangements, the Company believes that as a stand-alone business it has sufficient funding to support its working capital requirements during the next 12 months. The Company has a substantial backlog as of March 31, 2015 and May 12, 2015, respectively, and the Company continues to experience good booking levels to support future shipments. In order to support future expected growth, the Company plans to reinvest a substantial amount of cash from operations back into the business for inventory purchases, engineering and product development. The Company recognizes the need to closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations. The Company’s ability to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations. Taking these factors into consideration, management believes the Company will be able to satisfy its long-term debt service obligations for the next twelve months from the date of issuance of these financial statements, and meet its short term obligations and commitments. As explained above, since the year end the Company has agreed to sell its electronic devices segment for a gross sale price of $22 million. These proceeds will be reduced by the requirement to repay debt and settle other liabilities. This sale and plan for a subsequent liquidation dividend to shareholders requires shareholder approval.

NOTE 4 — STOCK-BASED COMPENSATION

The Company has two stock option plans which, continue to be available and these are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

●	Amended and Restated 2000 Stock Option Plan; and

●	2007 Stock Incentive Plan.

The Board does not intend to issue any additional options under the Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $5,000 for the three months ended March 31, 2015 and $5,000 for the three months ended March 31, 2014. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2015 and 2014, the Company had no unrecognized compensation expense related to stock option grants. 6,000 shares of restricted stock were awarded under the 2007 Stock Incentive Plan to the members of the Board during the three months ended March 31, 2015.

NOTE 5 — OPERATING SEGMENTS

The Company has two operating segments: electronic devices and communications equipment, both of which are included within discontinued operations. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems Limited (“XCEL”), both of which offer the same or similar products to the same or similar customers. The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products. The communications equipment segment consists of CXR Anderson Jacobson (“CXR AJ”), which is located in France. Both segments sell primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for inter-segment sales at pre-determined prices negotiated between the individual segments.

Selected financial data for each of the Company’s two operating segments, both of which are held for sale at March 31, 2015, reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net sales
Electronic devices	$6,285	$5,162
Communications equipment	2,095	2,595
Total net sales	$8,380	$7,757

NOTE 6 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and France operations and 60 days in its England operations and are stated net of an allowance for doubtful accounts. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company carries insurance to cover accounts receivable derived from export sales from the United Kingdom. There was one customer which accounted for 12% of total sales in the quarter to March 31, 2015, and this customer accounted for $288,000 of accounts receivable at the period end. At May 8, 2015, $59,000 of this sum remained unpaid; this payment schedule is in accordance with the Company’s normal terms of business with this customer. The same customer represented ten percent or more of the Company’s total net sales during three months ended March 31, 2014.

The activity in the allowance for bad debts and doubtful accounts was as follows:

	2015	2014
Opening balance at December 31,	$109	$70
Additional provision for bad debts in three months	1	12
Amounts written off	-	(14)
Amounts subsequently recovered	(3)	-
Translation adjustment	(8)	-
Closing balance at March 31	$99	$68

All of the balances and movements in the above table relate to the segments and components held for sale at March 31, 2015 and March 31, 2014.

NOTE 7 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Gross Inventory
Raw materials	$5,520	$5,896
Work-in-process	2,054	1,703
Finished goods	2,279	1,839
Total gross inventories	$9,853	$9,438

Inventory Reserve
Raw materials	$2,554	$2,582
Work-in-process	438	435
Finished goods	356	382
Total reserve	$3,348	$3,399

Net Inventory
Raw materials	$2,966	$3,314
Work-in-process	1,616	1,268
Finished goods	1,923	1,457
Total net inventories	$6,505	$6,039

All of the balances in the above table relate to the segments and components held for sale at March 31, 2015.

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, (in thousands):

	March 31, 2015	December 31, 2014
Land and buildings	$2,872	$3,172
Machinery, equipment and fixtures	2,698	2,969
Leasehold improvements	761	740
	6,331	6,881
Accumulated depreciation and amortization	(2,281)	(2,496)
Total property, plant and equipment	$4,050	$4,385

The Company recorded depreciation expense associated with its property, plant and equipment of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

All of the balances in the above table relate to the segments and components held for sale at March 31, 2015.

NOTE 9 — GOODWILL

The following table reflects changes in goodwill balances for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at December 31,	$4,980	5,283
Foreign currency translation	(236)	42
Balance at March 31,	$4,744	5,325

The goodwill all relates to the electronic devices segment of the business. This segment is being held for sale at March 31, 2015.

NOTE 10 — INTANGIBLE ASSETS OTHER THAN GOODWILL

The following table reflects changes in intangible assets (other than goodwill), balances for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at December 31,	$367	457
Amortization	-	(34)
Foreign currency translation	(18)	3
Balance at March 31	$349	426

The intangible assets constitute trademarks, trade names and technology acquired. At March 31, 2015, all the intangible assets were considered to have indefinite lives.

All of the balances and movements in the above table relate to the segments and components held for sale at March 31, 2015.

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

The effective tax rate is subject to significant volatility on a consolidated basis, because the profits of the Company’s subsidiaries in England are subject to income tax at the local statutory rate of 23% and the Company’s subsidiary in France is subject to income tax at the local statutory rate of 33%. The tax loss carry-forwards of the U.S. entities are not available for offset against the profits of the overseas subsidiaries. The Company has minimal tax liabilities in the U.S. because it has not generated taxable profits in the United States in the period. The tax charges in the three months ended March 31, 2015 and the three months ended March 31, 2014, are entirely attributable to the taxable profits generated by the Company’s U.K. subsidiaries. In the three months ended March 31, 2015, the UK subsidiaries generated a profit after interest of $1.3 million. The first quarter profits generated in the UK in 2014 were less than $0.1 million.

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

As of March 31, 2015, the Company had not recorded any net unrecognized tax benefits. The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the three months ended March 31, 2015. As of March 31, 2015, the Company had no accrual for interest or penalties.

The Company is no longer subject to United States federal and state tax examinations for years before 2010 and 2009 respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2010, and for France for years prior to 2010.

NOTE 12 — FINANCING ARRANGEMENTS

The Company has a variety of debt and credit facilities to satisfy the financing requirements of its operations and the countries within which it operates. These arrangements are tabulated below.

All amounts are in $ thousands

	March 31, 2015	December 31, 2014
Lines of credit
Lloyds TSB Commercial Finance	135	328
FACTOCIC	-	381
Lines of credit	$135	$709

	March 31, 2015	December 31, 2014
Long-term debt
Lloyds term loan	1,123	1,316
Lloyds Mortgage	1,942	2,056
BPIFrance loan	217	243
Capital lease obligations	519	584
	3,801	4,199
Current portion of long-term debt	(743)	(776)
Long-term debt	$3,058	$3,423

All of the balances in the above table relate to the segments and components held for sale at March 31, 2015. Under the terms of the agreement for the sale of the electronic devices segment, all debt in the UK subsidiaries will be repaid prior to the closing of the transaction.

Details of the borrowings set out in the table above are explained below.

Lloyds TSB Commercial Finance

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall and XCEL, each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.1 million based on the exchange rate on March 31, 2015), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%. The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall in favor of Lloyds (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL in favor of Lloyds (the “XCEL Debenture”). The Receivables Finance Agreements bear interest at the prevailing London interbank lending rate (currently 0.5%) plus 2.5% on the outstanding balance which is paid monthly. As of March 31, 2015, outstanding borrowings under the Receivable Finance Agreements were $135,000.

FACTOCIC

On September 20, 2010, the Company’s French subsidiary, CXR AJ, entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR (currently 0.5%) plus 1.4%. As of March 31, 2015, CXR AJ had no outstanding borrowings under the CIC Agreement.

Lloyds TSB Term Loan

On April 1, 2014, the Company’s UK subsidiary, EEL, entered a three year loan agreement with Lloyds Bank of £1.1 million (approximately $1.6 million, using the exchange rate at March 31, 2015). The loan carries a fixed rate of interest of 6.6% per annum and includes a covenant which requires the net worth of EEL, after deducting inter-company balances, to not fall below £2 million (approximately $3.0 million using the exchange rate at March 31, 2015). The value of this net worth covenant increases by approximately $400,000 each calendar year. The Company was in compliance with this loan covenant at December 31, 2014 and at March 31, 2015. As of March 31, 2015, outstanding borrowings under the Lloyds TSB term loan were $1.1 million.

BPIFrance Loan

In March 2014, CXR AJ, the Company’s French operating subsidiary was granted an innovation loan by BPIFrance. The loan was for 200,000 euros (approximately $217,000 using the exchange rate at March 31, 2015) and is specifically for the development of new products and processes. The loan is repayable in 20 quarterly instalments of $10,850 starting in December 2016. The loan is interest free.

Lloyds TSB Property loan secured by Mortgage

On March 4, 2013, the Company’s UK subsidiary, Pascall, entered into a loan agreement with Lloyds Bank for the sum of £1.4 million (approximately $2.1 million at the rate of exchange on March 31, 2015) to purchase the property occupied by Pascall. This loan, which is secured by a mortgage over the property, is repayable over 20 years. Interest is fixed at an annual rate of 4.8% for 15 years. Thereafter the interest reverts to a rate linked to the London Inter-bank lending rate. The loan is secured by a fixed lien over the property and any fixed plant and machinery within the building. The loan agreement contains financial covenants (assessed annually), requiring the loan to value ratio to be a minimum of 80%, the net worth of EEL, the immediate parent company of Pascall, to be at least £4,776,000 and annual retained profits not to fall below £300,000 (approximately $7.1 million and $0.4 million using the exchange rate at March 31, 2015). At December 31, 2014, the Company was in compliance with these covenants as the net worth of EEL, as defined by the loan agreement, was £7.8 million (approximately $11.6 million using the exchange rate at March 31, 3015) and the profit for the year ended December 31, 2014 was £1.5 million (approximately $1.7 million using the exchange rate at March 31, 2015). As at March 31, 2015, the loan balance outstanding was $1.9 million and the property had a carrying value of $2.8 million. At December 31, 2014, the loan balance was $2.1 million and the carrying value of the property was $3.0 million.

Capital Leases

The Company’s UK subsidiaries, Pascall and XCEL, have capital leases relating to capital equipment. The leases generally contain purchase options and expire at various dates through January 31, 2019. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 5% to 8%. Leases are amortized over the lease term using the effective interest method.

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments. The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt. As of March 31, 2015, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This quarterly report on Form 10-Q and other reports filed by EMRISE Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors in Part II Item 1A, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

During 2014 we examined the strategies available to the Company. The board of directors of the Company (the “Board”) recognized that our products were well regarded in the global market-place but further investment was required to exploit the opportunities. Although we generated net income in 2014, our profits remain inconsistent and it is several years since the Company last generated significant profits. We needed investment in our business and products to generate and increase future profits and we continually need to manage cash to fund working capital and fund loan repayments. The fragility of our annual profit flow favored a sale of the electronic devices segment provided the price was high enough to increase shareholder value. The Company entered into an agreement to sell the electronic devices segment in March 2015; which is subject to shareholder approval through the proxy process. Assuming the sale is approved by shareholders, the intention is to liquidate the rest of the Company and make a distribution to shareholders. Many of the risks faced by the Company which were set forth in the Company’s Annual Report on Form10-K for the year ended December 31, 2014 will be mitigated or eliminated if the sale and subsequent liquidation take place in accordance with the Company’s plan but if the plan fails, many risks remain. If we do not sell the electronic devices segment we will still need to pay many of the costs associated with preparing the Company for the sale and the legal and other costs connected with the process. To meet these liabilities without the benefit of the sale proceeds we would need to secure new business loans during 2015 or 2016 to fund and support legal and other costs incurred during the sale negotiations and fund working capital and new product development. Even with effective cash management, if the sale of the electronic devices segment fails to complete, we are unlikely to generate profits or experience positive cash flow during 2015 and this may necessitate additional cost reductions. If we incur losses, we are likely to experience negative cash flow, which may hamper our operations and may prevent us from expanding or even maintaining our business.

Any of the factors described above or in the “Risk Factors” sections contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, could cause the financial results, including the Company’s net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

Overview

Through 2014 and the early part of 2015, the Board led a strategic review of the business with a view to maximizing shareholder value. Against a background of increasing profits, a reduction in debt and an increasing level of orders in February 2015, the Board received an offer of $22 million, net of debt and certain other adjustments for the electronic devices segment of the business. The Board authorized management to enter into detailed discussions for the sale of the electronic devices segment and on March 22, 2015, the Company executed a purchase agreement (the “Purchase Agreement”) with an affiliate of Data Device Corporation (“DDC”) to sell all of the issued and outstanding shares of the common stock of the Company’s wholly owned subsidiary, EMRISE Electronics Ltd. (“EEL”), for a gross purchase price of $22 million (the “Transaction”). This figure will be reduced by debt and Transaction expenses, will be adjusted for the level of working capital at the date of completion and will be subject to an escrow sum that will be held back by the purchaser for twelve months. EEL is the holding company for the electronic devices segment of the business. This segment constituted 68% of the Company’s sales in both 2014 and 2013 and $3.8 million and $2.7 million operating profit in the years ended December 31, 2014 and 2013, respectively. In the first quarter of 2015, EEL contributed 75% of the Company’s sales and $1.1 million of operating profit before allocating the costs linked to the proposed disposal. Because EEL represents such a large proportion of the Company as a whole, the Board has decided to pursue a strategy of selling the remainder of the Company’s communications segment and liquidating any other assets with the intention of returning a dividend to shareholders. The sale of EEL has been unanimously approved by the Board but is subject to shareholder approval with a vote through a proxy to be sent to shareholders. In connection with the Purchase Agreement, the Company and purchaser have agreed to deposit $1,300,000 of the purchase price into escrow at the closing of the Transaction (the “Closing”) to secure certain indemnification obligations of the Company under the Purchase Agreement. This escrow amount will remain available for satisfaction of any indemnification claims until twelve months following the Closing, at which time any remaining balance not subject to outstanding and unresolved claims will be distributed to the Company.

The Board also determined that, assuming the Transaction receives shareholder approval, the Company’s communications business, which is much the smaller, and less profitable of the Company’s two operating segments, should also be sold and EMRISE Corporation should be dissolved and liquidated completely after the consummation of the Transaction. In this respect, the Board approved a Plan of Liquidation and Dissolution (the “Plan of Dissolution”) subject to approval of the plan to sell EEL and shareholder approval of such Plan of Dissolution. It is anticipated that under Delaware law that the execution of the Plan of Dissolution, if approved by the shareholders, may take up to three years. It is intended that liquidated distributions to shareholders will be made during this time. Further details can be found in the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on March 23, 2015.

Each segment of the Company has a rolling three-year strategic plan which is reviewed and updated annually. This plan details the opportunities for and the strengths of, the business segments and addresses how management intends to exploit these. Detailed financial budgets covering income statements, cash flows and capital expenditure plans supported by existing backlog data and sales forecasts, which are linked to incentive plans, are produced annually by each subsidiary. The consolidated projections are critically reviewed, discussed and approved by the Company’s management team and by the Board. This process has continued despite the proposed sales of the subsidiary companies recognizing that it is the potential profitability of the subsidiary companies that will determine the value of the business.

Plan of Operation

Notwithstanding the potential sale of the operating subsidiaries and the plan for the ultimate dissolution of the Company, the business segments continued to drive their businesses forward continuing the plan set in 2014. The Company’s 2015 plan concentrates on increasing sales in the electronic devices segment and deeper penetration of the European and North African markets for the sale of the Company’s communications equipment products and this strategy, at an operating company level, was followed through in the first quarter of 2015. The Company’s local management teams remain focused on developing new markets, meeting customer challenges with bespoke solutions and adjusting resources according to demand for the Company’s products. The businesses are small and flexible players in a rapidly changing world market. The Company’s technical expertise coupled with this flexibility means the Company is well positioned to respond to new opportunities and management anticipates that this will be an important aspect in exploiting its niche markets in the remainder of 2015 and forthcoming years or until a sale is consummated.

Results of Operations

As a result of the planned sale of EEL and expected sale of our French subsidiary, the assets and liabilities of these entities have been classified as held for sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment for all periods presented. The results of operations have been classified as part of discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements- Discontinued Operations,” for all periods presented. Unless otherwise specified, all results discussed within Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations relate to the discontinued operations as they constitute the majority of the activity of the Company during the periods presented.

The strong performance by the two operating segments in 2014 continued into the first quarter of 2015. With the benefit of an exceptional backlog and order book, management anticipated that sales in the first quarter would exceed the comparable period in prior years recognizing that delivery dates, which are dictated by customers, can heavily influence these plans. The sales performance did not disappoint, with both business segments exceeding budget in local currency although the weakness of the euro resulted in lower than anticipated sales in the communications segment when translated into U.S. dollars. However, the first quarter of our year carries corporate costs connected with year-end procedures. In 2015, this was exacerbated by the significant legal costs incurred in connection with the strategic review and negotiating a sale agreement for the disposal of the electronic devices segment.

The electronic devices segment was particularly strong reporting a 22% increase in sales over the comparable, admittedly weak, first quarter in 2014. The production of power systems for commercial applications for delivery in the first quarter of the year was the product area with the biggest uplift against the comparable period in 2014 and the order book for this product remains strong and production and sales in each of the subsequent quarters of 2015 are expected to remain buoyant. In addition, radio frequency products showed a significant increase compared to the equivalent three month period in 2014.

The unique product specifications demanded by our customers, which is a feature of most of the Company’s electronic devices products, frequently results in long lead times between orders and requested delivery dates, making revenues and gross profit difficult to forecast and comparability of results between periods subject to fluctuations influenced by specific orders. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future. Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.

The quarter produced a robust sales performance in terms of local currency from the communications segment of our business and it should be borne in mind that quarter one in 2014 was especially strong for our French business. However, we no longer have CXR Larus, the Californian subsidiary, and the weakness of the euro undermined the strong performance in France when the results are translated into U.S. dollars. International orders, including orders from North Africa for the Company’s French network access products provided a backbone of sales and also a solid backlog of orders for the Company’s network access products.

Overall, the quarter produced an 8% increase in sales; a decline in the communications segment of 19% compared with the first quarter of 2014 was offset by a 22% increase in sales in the larger electronic devices segment in the three month period ended March 31, 2015.

Both segments returned a positive operating profit but the heavy corporate costs diminished the impact of the buoyant segmental results and led to an overall operating profit of just $25,000. The quarter to March 31, when we bear the largest proportion of our professional fees in connection with the issuance of our annual filings, is traditionally the weakest quarter of the Company’s year but in addition to filing costs, we incurred legal costs of $500,000 reviewing offers for the Company, negotiating terms, drafting a sale agreement and preparing a draft of the proxy to be issued to shareholders in April 2015. To the extent that these legal costs were incurred in connection with the sale of the discontinued operations the costs have been disclosed in administration costs of the discontinued activities.

The continuing escalation of demand for the electronic devices products produced by the Company’s UK subsidiaries resulted in a backlog of $35.6 million as at March 31, 2015, an increase of $11.7 million over the comparable figure of twelve months earlier. This 49% increase has resulted from a steady stream of orders over the last twelve months and the order-book maintained by our UK based companies shows no sign of diminishing. Customers recognize that the lead time on orders is lengthening and although we are subject to fluctuations in future sales levels according to customer call-down of orders, currently we are experiencing requests for the acceleration of delivery times.

Comparison of the Three Months Ended March 31, 2015 and 2014

Net Sales

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2015	2014	Dollar	Percent
Electronic devices	$6,285	$5,162	$1,123	21.8%
as % of net sales	75.0%	66.5%
Communications equipment	$2,095	$2,595	$(499)	(19.2)%
as % of net sales	25.0%	33.5%
Total net sales from discontinued operations	$8,380	$7,757	$623	8.0%

Net Sales for the three months ended March 31, 2015 and 2014 are all included as part of the results of discontinued operations as the Company had no sales from continuing operations.

Electronic Devices Segment

The increase in net sales for our electronic devices segment stems principally from an increase in demand and thus production for power supplies but the first quarter of 2015 has also witnessed an increase of $450,000 (compared with the first quarter of 2014) in radio frequency (“RF”) products for the commercial market. The upturn in the production of RF products was particularly marked because in the first quarter of 2014 sales totaled just $57,000. The Company was also able to release a price adjustment accrual in the first quarter of 2015 totaling $295,000. This accrual was initially recorded as a provision against sales to cover a potential price adjustment resulting from accruals in the contract, which linked the price charged to currency movements, when the Company delivered a new product line to a specific customer in 2009 and 2010. The liability has expired under the applicable statute of limitations and has therefore been released to sales and income. The order book for both categories remained strong throughout 2014 but the product is made to order and the timing of our customer’s requirements resulted in higher volumes of production in the first quarter 2015 compared with the same period in 2014. Production schedules and hence sales of commercial aerospace In-Flight Entertainment and Connectivity products and military products are expected to increase as 2015 progresses, however, the timing of customer shipments can change due to the customized nature of our electronic devices business and the timing of customer’s requests to commence production and delivery of their product, so there is no guarantee that the majority of this order book will translate into sales in 2015.

Communications Equipment Segment

During 2014 we reported a continuing upsurge in demand for the newer generation intellectual property based, European network access products. This has continued into 2015 with sales into United Kingdom utility companies and African telecommunications companies being particularly strong. Our communications equipment segment is based in France; while in terms of local currency (the Euro) there has been a 15% increase in sales from our French operation in the first quarter of 2015 compared with the first quarter of 2014, the weakness of the Euro means that when translated into US dollars the sales have fallen by 5% from $2.2 million to $2.1 million. In 2014 we also benefited from having a US operation which contributed sales of $387,000. We have not replaced this US operation since selling the trade and assets of this business in October 2014.

Traditionally, communication products have had a relatively short lead time between order and delivery but our order book showed a steady increase over the last fifteen months with the backlog peaking in January 2015 at over $3.3 million. The order inflow has diminished slightly since January but demand across Europe and Africa continues to offer good prospects.

Gross Profit

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2015	2014	Dollar	Percent
Electronic devices	$1,982	$1,077	$905	84.0%
as % of net sales	31.5%	20.9%
Communications equipment	$828	$922	$(94)	(10.2)%
as % of net sales	39.5%	35.5%
Total gross profit from discontinued operations	$2,810	$1,999	$811	40.6%
Total gross margin	33.5%	25.8%

Gross Profit for the three months ended March 31, 2015 and 2014 are all included as part of the results of discontinued operations as the Company had no sales from continuing operations.

Electronic Devices Segment

Weak volumes in the first quarter of 2014, particularly at Pascall, for power supplies and radio frequency products coupled with lower prices, resulted in a lower than normal gross profit in the quarter. This was reversed in 2015 as the significant volume increase, coupled with a release of a provision of $295,000, noted above, that was no longer required, combined to boost the gross margin by $0.9 million. Demand for the Company’s military projects was not as buoyant as the civil sector but a number of the military and ‘rugged environment’ projects are nearing completion of the engineering design work phase and this should translate into production contracts later in 2015 which in turn should lead to improved gross margin percentages because engineering design margins tend to be lower than volume production contracts. The impact of this may not be felt until 2016 and beyond.

Communications Equipment Segment

There was an overall decrease in the gross profit as a result of the closure of the Company’s US communications business in the Fall of 2014 but this closure resulted in an increase in the gross margin percentage as it allowed us to concentrate on our French business which has traditionally enjoyed better margins. In 2014 the gross margin in the first quarter, for our French business, was 37% compared with 40% for the current year to date.

Operating Expenses

Total Company	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2015	2014	Dollar	Percent
Selling, general and administrative	$2,500	$2,335	$(165)	(0.7)%
as % of net sales	29.8%	30.1%
Engineering and product development	$283	$316	33	10.4%
as % of net sales	3.4%	4.1%
Total operating expenses	$2,783	$2,651	(132)	(5.0)%

Overall, selling, general and administrative (’“SG&A”’) expenses, before segregating items from continuing and discontinued operations, for the first quarter of 2015 rose 5% compared with the equivalent period in 2014 but this masks efficiencies in costs as a proportion of sales in the operating segments and significant increases in legal costs, principally in connection with the proposed sale of these operating segments. The costs identified as those of the operating segments that are held for sale and included in discontinued operations at March 31, 2015 (and the comparable figures for 2014), are separately identified below.

On segments held for sale	Three Months Ended March 31,		Variance Favorable (Unfavorable)
(in thousands)	2015	2014	Dollar	Percent
Selling, general and administrative	$1,806	$1,575	$(231)	14.7%
as % of net sales	21.6%	20.3%
Engineering and product development	$283	$316	33	10.4%
as % of net sales	3.4%	4.1%
Total operating expenses	$2,089	$1,891	(198)	10.6%

Selling, general and administrative expenses

	Three Months Ended March 31,
(in thousands)	2015	2014
Sales, general and administrative costs included in discontinued operations	$1,512	$1,699
Sales, general and administrative costs included in discontinued operations	294	(124)
	1,806	1,575
Costs of addressing and refuting 13-D filing included in continuing operations	-	125
Other sales, general and administrative costs of continuing operations	694	655

Total SG&A costs	$2,500	$2,335

 Engineering and product development

The costs expensed to engineering and product development are a function of the split between costs which relate to customer specific engineering projects which can be charged as a cost of the production project and those costs which are not attributable to a specific customer project. Engineering and product development costs, which are all included in discontinued operations, that could not be recharged to customers, as a percentage of net sales, showed a decrease of $33,000 to $283,000 in the first quarter of 2015, (3.4% of sales) compared to a total charge of $316,000 (4.1% of sales) in the first quarter of 2014.

Net Interest expense

Net Interest expense was $62,000 for the first quarter of 2015 compared to $77,000 for the first quarter of 2014.

Other income and expense

We recorded income of $172,000 in the other income category in the first quarter of 2015 compared to a charge of $9,000 in the first quarter of 2014. The credit to income stems from the exchange rate transaction gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and Euro on transactions in the three month period. In 2014 there was greater stability through the quarter resulting in a smaller sum. In the first quarter of 2015, the U.S. dollar appreciated 5% against British pound sterling and 11% against the Euro. As a large proportion of the Company’s sales and purchases are denominated in these European currencies this volatility can have a marked impact on the income in any quarter. These costs are all recorded in discontinued operations as they relate to transactional related costs within those entities to be disposed.

Tax charge

The tax charge is entirely based on the profits generated by the Company’s U.K. based subsidiaries which generated the majority of the Company’s profit in the quarter. These companies form part of the discontinued operations. In France and the U.S. the Company is carrying forward tax losses to offset against future profits. The tax losses in the U.S. will be utilized against the gain in the event of the sale of the subsidiary companies.

Net loss

Principally as a result of the strong performance from our electronic devices segment, the Company’s net loss for the quarter was $176,000. This compares favorably with the comparable period in 2014 when the loss was $785,000 and with the first quarter losses in prior years. Traditionally the Company has suffered losses in the first quarter of its fiscal year, but had it not been for the unbudgeted legal and administrative costs of $500,000 incurred in negotiating the proposed sale of the operating segments and addressing the issues that arose in doing so during the first quarter of 2015, the Company would have recorded a profit.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities. We have a variety of financing arrangements to support working capital.

Working Capital

The Company funds its daily cash flow requirements through funds provided by operations and through borrowings under various financing arrangements. The Company has counteracted the impact of the losses from operations by managing its working capital tightly, translating inventory into sales and collecting receivables promptly. Strong cash collection from customers has funded purchases to meet the production demanded by the Company’s order book. As of March 31, 2015, the Company had cash and cash equivalents, including those classified as part of assets held for sale, of $1.7 million as compared with $2.7 million at December 31, 2014. While cash is lower at the period end debt has fallen to an even greater extent. Debt in the form of lines of credit and long term and short term facilities has fallen dramatically from $8.3 million at March 31, 2014 to $4.9 million at December 31, 2014 and then to $3.9 million at March 31, 2015. This reduction reflects the strong performance by our operating segments over the last twelve months.

As of March 31, 2015, approximately $1.4 million, or 80%, of the total $1.7 million of cash and cash equivalents were held by our foreign subsidiaries whereas as of March 31, 2014, 84% of the cash was held in the United States having been transferred from our overseas subsidiaries by way of management charges, dividends and loans. The majority of our foreign cash balances are associated with earnings that we have represented to our bankers are permanently reinvested and which we plan to use to support our continued growth plans outside of the United States through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the United States for normal corporate operating needs through inter-company dividends and service and brand charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the United States Internal Revenue Code. However, the foreign subsidiaries previously issued guarantees to lenders on certain financing arrangements and, as a result, under the United States Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations. It is anticipated that in the event that the sale of the business segments is approved by shareholders and the sale is consummated that any surplus cash in the Company’s subsidiaries will be repatriated. It is not anticipated that any tax liabilities will arise through the repatriation of cash to the United States.

The Company expects to generate more cash from operations through the next quarter of 2015 as the Company translates its strong order book into higher levels of shipments which in turn will contribute to higher levels of collections on accounts receivable in subsequent periods. We control our working capital tightly but our ability to generate cash from operations has been and will continue to be, impacted by the requirement to acquire materials to produce inventory in order to satisfy increasing shipments associated with the substantial order book. The timing of these shipments and the timing related to the collection of customer receivables accounts associated with these shipments requires close control. We continually monitor our need to invest in engineering and personnel to support such growth but we do not currently foresee any need to increase our headcount. There are no significant capital expenditure plans that will require funding from our current working capital. The Company’s cash flow projections indicate that there will be sufficient cash to service the interest on existing debt and also meet the loan repayments scheduled over the twelve months ending March 31, 2016 whether or not the electronic devices and communications segments are sold.

Backlog

Our future book of shippable orders (“Backlog”), all of which are included in discontinued operations, was $38.0 million as of March 31, 2015, compared to $36.8 million as of December 31, 2014 and $26.8 million at March 31, 2014. The amount of Backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of March 31, 2015, approximately 94% of our Backlog related to our electronic devices business, which has variable lead times for our manufacturing processes due to the custom nature of the products. At March 31, 2014, the comparable figure was $24 million being 90% of the total Backlog. Approximately 6% of the March 31, 2015 Backlog is related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current Backlog will be shipped within the next 12 months but some of the backlog is scheduled for production in 2016 and beyond. It is emphasized that there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as Backlog.

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

Going Concern

As noted above, the Board approved a dissolution and liquidation of the Company, pursuant to its Plan of Dissolution, which is subject to stockholder approval. If this proposal is approved by the Company’s stockholders, the Company intends to distribute available cash to its stockholders other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company. The dissolution proposal also contemplates a further, orderly wind-up of the Company’s business and operations and the filing of a Certificate of Dissolution, among other matters.

Assets Held for Sale

The Company considers a disposal group to be an asset held for sale when all of the following criteria are met:

●	management commits to a plan to sell the property;

●	it is unlikely that the disposal plan will be significantly modified or discontinued;

●	the property is available for immediate sale in its present condition

●	actions required to complete the sale of the property have been initiated;

●	sale of the property is probable, we expect the completed sale will occur within one year; and

●	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of the disposal group at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation.

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

Foreign Currency Translation and Exchange

Since the sale of CXR Larus, the Company’s former subsidiary located in California, in October 2014, foreign subsidiaries have accounted for all of the Company’s net revenues (2014 95%). The foreign subsidiaries which also represent the element of the business that is held for sale at March 31, 2015 represent virtually all of the assets and 93% of the Company’s liabilities at that date. At March 31, 2014, the foreign subsidiaries represented 89% of our total assets and 81% of the Company’s total liabilities. In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currencies in which their accounting records are maintained, into U.S. dollars, the Company’s reporting currency. The assets and liabilities of the foreign entities have been translated to U.S. dollars at the current rate of exchange as of the balance sheet date and an average exchange rate for the period is used to translate the statement of operations. Translation adjustments are included in other comprehensive income/(loss). The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacts business as compared to the value of the U.S. dollar. These currencies include the euro and the British pound sterling. Cumulative translation losses of $3.2 million were included as part of accumulated other comprehensive loss within the balance sheet at March 31, 2015. During the three months ended March 31, 2015, the Company included translation losses of $0.9 million under accumulated other comprehensive income. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

The relevant rates at March 31, 2015 and 2014 and the average rate for the three months ended March 31, 2015 and 2014 were:

	US $ equivalent
	2015	2014
Period end rate
£ Sterling	1.48	1.66
Euro	1.09	1.38

Average for the three month period
£ Sterling	1.52	1.65
Euro	1.11	1.38

If the Company disposes of any subsidiaries, any cumulative translation gains or losses would be realized into the statement of operations upon substantial liquidation.

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

Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite lived intangibles in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC’) 350, Intangibles-Goodwill and Other. The Company annually tests for impairment of goodwill and indefinite lived intangibles and tests more frequently if an event occurs or circumstances change that suggest that there is an indicator of impairment. The Company’s test for goodwill impairment is based on the two step approach whereby in step one if the carrying value of the reporting unit exceeds the fair value of the reporting unit, an impairment is indicated and the amount of impairment is then calculated by the amount the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company’s reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2014 for goodwill in the electronic devices reporting unit. At March 31, 2015, the reported goodwill totaled $4.7 million, all of which related to the electronic devices reporting unit.

At March 31, 2015, the reported indefinite-lived assets totaled $0.3 million, all of which related to the electronic devices reporting unit.

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

As required by Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2015.

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

Item 1A. Risk Factors.

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

PART II — OTHER INFORMATION

Item 6 Exhibits.

Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2015, by and among DDC (United Kingdom) Limited, EMRISE Electronics Ltd. and EMRISE Corporation (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 23, 2015)

2.2	Plan of Liquidation and Dissolution of EMRISE Corporation (as filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on March 23, 2015)

10.1	Form of Support Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 23, 2015)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to the Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: May 15, 2015	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ TIMOTHY J. BLADES
Timothy J. Blades,
Director of Finance
(Principal Financial and Accounting Officer)

